Form 10-Q
period 2001-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2001-08-10
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          COMMISSION FILE NO. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.
                      ------------------------------------


         Delaware                                            75-2926279
------------------------------                         ----------------------
(State or jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                         Identification Number)

3901 South Broadway, Tyler, Texas                              75701
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                                 --------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)



ASSETS

Cash                                                                $        100
                                                                    ------------

Total assets                                                        $        100
                                                                    ============



PARTNERS' CAPITAL


Partners' capital                                                   $        100
                                                                    ------------

Total Partners' capital                                             $        100
                                                                    ============






                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
              for the period February 23, 2001 (date of inception)
                              through June 30, 2001
                                   (Unaudited)



                                                    Limited &   Managing
                                                    General     General
                                                   Partners     Partner       Total
                                                  ----------   ----------   ----------
Partners' capital at February 23,
2001 (date of Inception)                          $       --   $       --   $       --

Contributions                                     $      100   $       --   $      100
                                                  ----------   ----------   ----------

Partners' capital at
  June 30, 2001                                   $      100   $       --   $      100
                                                  ==========   ==========   ==========







                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.




                             STATEMENT OF CASH FLOWS
              for the period February 23, 2001 (date of inception)
                              through June 30, 2001
                                   (Unaudited)



Cash flows from financing activities:

  Capital contributions from partners                     $        100
                                                          ------------

Cash, end of period                                       $        100
                                                          ============






                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Mewbourne Energy Partners 01-A, L.P. (the "Registrant") was formed February 23, 2001. As of June 30, 2001, the only financial activity that had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 12, 2001. As of August 7, 2001, interests aggregating $15,000,000 had been sold to 569 subscribers of which $13,493,000 were sold to 527 subscribers as general partner interests and $1,507,000 were sold to 42 subscribers as limited partner interest.

2. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature.

3. From the period commencing February 23, 2001 to June 30, 2001, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

           ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Mewbourne Energy Partners 01-A, L.P. was formed February 23, 2001. Mewbourne Development Corporation ("MD")is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of June 30, 2001, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on June 12, 2001. As of August 7, 2001, interests aggregating $15,000,000 had been sold to 569 subscribers of which $13,493,000 were sold to 527 subscribers as general partner interests and $1,507,000 were sold to 42 subscribers as limited partner interest.


RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ended June 30, 2001, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on February 23, 2001, and the organizational contribution of $100 in cash was contributed to the Registrants's capital. During the period after formation that ended June 30, 2001, there was no increase in cash and there were no distributions to partners.

                           Part II - Other Information


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a)   Reports on Form 8-K - none

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                       By:  Mewbourne Development Corporation
                                              Managing General Partner




           Date: August 9, 2001        By:  /s/ J. Roe Buckley
                                          ------------------------------------
                                          J. Roe Buckley, Treasurer
                                          and Chief Financial Officer