Form 10-Q
period 2001-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2001-11-13
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                          COMMISSION FILE NO. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


         Delaware                                               75-2926279
------------------------------                           ----------------------
(State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                           Identification Number)

3901 South Broadway, Tyler, Texas                                 75701
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                                      INDEX

Part I - Financial Information                                              Page No.
  Item 1. Financial Statements

            Balance Sheet -                                                     3
              September 30, 2001

            Statement of Income -                                               4
              For the period from February 23, 2001 (date of inception)
              through September 30, 2001

            Statement of Cash Flows -                                           5
              For the period from February 23, 2001 (date of inception)
              through September 30, 2001

            Statement of Changes In Partners' Capital -                         6
              For the period from February 23, 2001 (date of inception)
              through September 30, 2001

            Notes to Financial Statements                                       7

  Item 2. Managements' Discussion and Analysis of Financial
             Condition and Results of Operations                                8

Part II-Other Information

  Item 1. Legal Proceedings                                                     9

  Item 6. Exhibits and Reports on Form 8-K                                      9

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information


Item 1.  Financial Statements



                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)



ASSETS

Cash                                  $    15,025,655
                                      ---------------

Total assets                          $    15,025,655
                                      ===============

PARTNERS' CAPITAL


Partners' capital
  General partners                    $    13,536,112
  Limited partners                          1,489,543
                                      ---------------

Total Partners' capital               $    15,025,655
                                      ===============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                               STATEMENT OF INCOME
              for the period February 23, 2001 (date of inception)
                           through September 30, 2001
                                   (Unaudited)



Revenues:

  Interest income                                          $     25,735
                                                           ------------
     Total revenues                                              25,735
                                                           ------------


Expenses:

  Administrative and general                               $         80
                                                           ------------
     Total expenses                                                  80
                                                           ------------


Net income                                                 $     25,655
                                                           ============


Allocation of net income:

  General partners                                         $     23,112
                                                           ============
  Limited partners                                                2,543
                                                           ============

Basic and diluted net income per limited and
 general partner interest (15,000 outstanding)             $       1.71
                                                           ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.




                             STATEMENT OF CASH FLOWS
              for the period February 23, 2001 (date of inception)
                           through September 30, 2001
                                   (Unaudited)



Cash flows from operating activities:
   Net income                                              $        25,655
                                                           ---------------
      Net cash provide by operating activities                      25,655
                                                           ---------------


Cash flows from financing activities:

  Capital contributions from partners                      $    15,000,000
                                                           ---------------
      Net cash provided by financing activities                 15,000,000
                                                           ---------------


Net increase in cash                                            15,025,655

Cash, beginning of period                                                0
                                                           ---------------

Cash, end of period                                        $    15,025,655
                                                           ===============




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              for the period February 23, 2001 (date of inception)
                           through September 30, 2001
                                   (Unaudited)



                                                   General        Limited
                                                   Partners       Partners         Total
                                                -------------   -------------   -------------
Partners' capital at February 23,

2001 (date of Inception)                        $        --     $        --     $        --
Contributions                                      13,513,000       1,487,000      15,000,000
Net income                                             23,112           2,543          25,655
                                                -------------   -------------   -------------
Partners' capital at September 30, 2001         $  13,536,112   $   1,489,543   $  15,025,655
                                                =============   =============   =============



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Mewbourne Energy Partners 01-A, L.P. (the "Partnership") was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 as a part of an offering registered under the name of Mewbourne Energy Partners 01-02 Drilling Programs and concluded on August 28, 2001 with total investor contributions of $15,000,000 (15,000 general and limited partner interests at $1,000 per interest). As of September 30, 2001, the Partnership had not commenced operations, the only financial activity that had occurred was the receipt of the limited and general partners capital contributions and the receipt of interest income.

2. The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

3. From the period commencing February 23, 2001 to September 30, 2001, the Registrant conducted no business activity except for the receipt of interest income earned on an interest bearing checking account. Therefore, there are no other items of income or expense for the reporting period.

4. Total comprehensive income(loss) equals net income(loss) during each of the periods presented herein.

Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Mewbourne Energy Partners 01-A, L.P. was formed February 23, 2001. Mewbourne Development Corporation ("MD")is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. The offering of limited and general partnership interests began on June 12, 2001 as a part of an offering registered under the name of Mewbourne Energy Partners 01-02 Drilling Programs and concluded on August 28, 2001 with total investor contributions of $15,000,000 (15,000 general and limited partner interest at $1,000 per interest). The total contributions of $15,000,000 were sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interest. As of September 30, 2001, the Partnership had not commenced operations, the only financial activity that had occurred was the receipt of the limited and general partners capital contributions and the receipt of interest income.

Results of Operations

The Partnership had not commenced operations prior to the period ended September 30, 2001, therefore, no trend analysis based on quarterly changes in results of operations is available.


Liquidity and Capital Resources

The Registrant was formed on February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001 with total investor contributions of $15,000,000. During the period after formation that ended September 30, 2001, Cash increased in the amount of $15,025,655, which included $15,000,000 of capital contributions and $25,655 of interest income earned on an interest bearing checking account. There were no distributions to partners.

                           Part II - Other Information


Item 1. Legal Proceedings

          None.


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


                                         MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                         By: Mewbourne Development Corporation
                                                  Managing General Partner





Date: November 12, 2001                  By: /s/ Alan Clark
                                            -----------------------------------
                                             Alan Clark, Treasurer