Form 10-K
period 2001-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2002-03-28
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001
                                  or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

          Delaware                                           75-2926279
-------------------------------                         -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

3901 South Broadway, Tyler, Texas                               75701
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (903) 561-2900
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          [X] Yes          [ ] No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $15,000,000.00.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-57156.

                                     PART I


ITEM 1.  BUSINESS

Mewbourne Energy Partners 01-A, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware on February 23, 2001 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation ("MD").

A Registration Statement was filed pursuant to the Securities Act of 1933, as amended, registering limited partnership interests aggregating $6,000,000 and $24,000,000 in general partnership interests in a series of Delaware limited partnerships formed under Mewbourne Energy 01-02 Drilling Programs. The Registrant was declared effective by the Securities and Exchange Commission on June 12, 2001. On August 28, 2001, the offering of limited and general partnership interests in the Registrant was closed, with interests aggregating $15,000,000 being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests.

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant's revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2001, 11 wells had been drilled and were productive and three wells were drilled and abandoned. The following table summarizes the Registrant's drilling activity from inception through December 31, 2001:

                                  Gross              Net
                              ---------------   ---------------
                              Dry  Productive   Dry  Productive
                              ---  ----------   ---  ----------
   Development wells           3       11       .801    2.767

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

The Registrant does not have long-term contracts with purchasers of its crude oil or natural gas. The market for crude oil is such that the Registrant anticipates it will be able to sell all the crude oil it can produce. Natural gas will be sold to local distribution companies, gas marketers and end users on the spot market. The spot market reflects immediate sales of natural gas without long-term contractual commitments. The future market condition for natural gas cannot be predicted with any certainty, and the Registrant may experience delays in marketing natural gas production and fluctuations in natural gas prices.

Many aspects of the Registrant's activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant's ability to compete depends on its financial resources and on the managing general partner's staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 23, 2002, MOC employed 116 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will tend to increase during the winter months. Order backlog is not pertinent to the Registrant's business.

ITEM 2.  PROPERTIES

The Registrant's properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant's participation in the drilling of 14 oil and gas wells. At December 31, 2001, 11 wells had been drilled and were productive and three wells were drilled and abandoned.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period ended December 31, 2001 covered by this report.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 23, 2002, the Registrant had 15,000 outstanding limited and general partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. During the period from inception through December 31, 2001, no distributions had been made to the limited and general partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the period from February 23, 2001 (date of inception) through December 31, 2001:

Operating results:

Oil and gas sales                                   $   130,944

Net loss                                            $(2,027,082)

Net loss per limited and general
     partner interest                               $   (135.14)

At year end:

Total Assets                                        $12,983,672
                                                    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Mewbourne Energy Partners 01-A, L.P. (the "Registrant") was organized as a Delaware limited partnership on February 23, 2001. The offering of limited and general partner interests began June 12, 2001 as part of an offering registered under the name Mewbourne Energy 01-02 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded August 28, 2001, with total investor partner contributions of $15,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant's oil and gas reserves are economically recoverable.

Results of Operations

Because the Registrant was formed during the period covered by this report, no trend analysis based on yearly changes in liquidity, capital resources or results of operations is available.

Revenues during the period from February 23, 2001 (date of inception) through December 31, 2001 totaled $220,817, and consisted of oil and gas sales in the amount of $130,944, and interest income in the amount of $89,873. Production volumes during the period ended December 31, 2001 amounted to approximately 112 bbls of oil and 60,514 mcf of gas at corresponding average realized prices of $17.21 per bbl of oil and $2.13 per mcf of gas. Expenses totaling $2,247,899, consisting primarily of depreciation, depletion and amortization in the amount of $99,915,and a cost ceiling write-down of $2,131,150. Lease operating expenses totaled $7,928. Production taxes were $8,826. Administrative and general expenses were $80. Which resulted in a net loss for the period of $2,027,082. At December 31, 2001, 11 wells had been drilled and were productive and 3 wells had been drilled and abandoned. The Registrant's oil and gas revenues should increase during 2002 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2002 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Registrant expects that drilling and completion costs will decrease during 2002 and that lease operating cost and depletion provisions will increase.

Liquidity and capital resources

Net cash increased by $4,976,657 during the period from February 23, 2001 (date of inception) through December 31, 2001. Approximately $10,049,549 of the net initial partners' capital of $15,000,000 was used for drilling and completion costs. Capital requirements in the future are expected to be paid with the initial partners' capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements.

Critical Accounting Policies

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the Registrants financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure in future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant does not have any officers or directors. Under the Registrant's Partnership Agreement, the Registrant's managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant's business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant's managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                            Age as of
                           December 31,
Name                          2001               Position
----                       ------------          --------
Curtis W. Mewbourne            66                President and Director

J. Roe Buckley                 39                Vice President and Chief
                                                 Financial Officer

Alan Clark                     49                Treasurer


Michael F. Shepard             55                Secretary and General
                                                 Counsel

Dorothy M. Cuenod              41                Assistant Secretary
                                                 and Director

Ruth M. Buckley                40                Assistant Secretary
                                                 and Director

Julie M. Greene                38                Assistant Secretary
                                                 and Director

         CURTIS W. MEWBOURNE, age 66 formed Mewbourne Holdings in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 37 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy
M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

         J. ROE BUCKLEY, age 39 joined Mewbourne Holdings in July, 1990 and serves as Vive President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

         ALAN CLARK, age 49, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

         MICHAEL F. SHEPARD, age 55 joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received the B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

         DOROTHY MEWBOURNE CUENOD, age 41 received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

         RUTH MEWBOURNE BUCKLEY, age 40 received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

         JULIE MEWBOURNE GREENE, age 38 received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis
W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11.  EXECUTIVE COMPENSATION

The Registrant does not have any directors or officers. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Beneficial owners of more than five percent

                    Name of         Amount & Nature     Percent
                  Beneficial         of Beneficial        of
Title of Class      Owner                Owner           Class
--------------    ----------        ---------------     -----
    None             None                 N/A            N/A

(b)  Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant's business. Under the Registrant's Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests have the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the period February 23, 2001 (date of inception) through December 31, 2001:

         Payment of well charges
         and supervision charges in
         accordance with standard
         industry operating agreements          $267,348

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the "Program"). Pursuant to the

Program, MD pays approximately 30% of the Program's capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program's revenues.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.       Financial statements

                  The following are filed as part of this annual report:

                           Report of Independent Accountants

                           Balance sheet as of December 31, 2001

                           Statement of income for the period from February 23, 2001 (date of inception) through December 31, 2001

                           Statement of changes in partners' capital for the period from February 23, 2001 (date of inception) through December 31, 2001

                           Statement of cash flows for the period from February 23, 2001 (date of inception) through December 31, 2001

                           Notes to financial statements

         2.       Financial statement schedules

                  None.

                  All required information is in the financial statements or the notes thereto, or is not applicable or required.

         3.       Exhibits

                  The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                       MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                       By:  Mewbourne Development Corporation
                                              Managing General Partner


                                       By:    /s/ Curtis W. Mewbourne
                                              -------------------------------
                                              Curtis W. Mewbourne
                                              President and Director
                                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne             President/Director        March 23, 2002
----------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley                  Vice President/Chief     March 23, 2002
----------------------------        Financial Officer
J. Roe Buckley

/s/ Alan Clark                      Treasurer                March 23, 2002
----------------------------
Alan Clark

/s/ Dorothy M. Cuenod               Director                  March 23, 2002
----------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley                 Director                  March 23, 2002
----------------------------
Ruth M. Buckley

/s/ Julie M. Greene                 Director                  March 23, 2002
----------------------------
Julie M. Greene


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

No annual report or proxy material has been sent to the Registrant's security holders.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                      FOR THE PERIOD FROM FEBRUARY 23, 2001

                               (DATE OF INCEPTION)

                            THROUGH DECEMBER 31, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
Mewbourne Energy Partners 01-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statement of loss, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2001, and the results of its operations and its cash flows for the period from February 23, 2001 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management, our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


    Dallas, Texas
    March 25, 2002

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                                  BALANCE SHEET
                                December 31, 2001


                                                            2001
ASSETS
Cash and cash equivalents                              $  4,976,657
Prepaid well cost                                            59,719
Accounts receivable, affiliate                              128,812
Oil and gas properties at cost,
   full cost method                                      10,049,549
Less accumulated depreciation,
   depletion and amortization                            (2,231,065)
                                                       ------------
                                                          7,818,484
                                                       ------------
    Total assets                                       $ 12,983,672
                                                       ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                            $     10,754
                                                       ------------

Partners' capital
   General partners                                      11,686,869
   Limited partners                                       1,286,049
                                                       ------------
    Total partners' capital                              12,972,918
                                                       ------------

Total liabilities and partners' capital                $ 12,983,672
                                                       ============


                      The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                                STATEMENT OF LOSS
            For the period from February 23, 2001 (date of inception)
                            through December 31, 2001


                                                                2001

Revenues:

Oil and gas sales                                            $   130,944
Interest income                                                   89,873
                                                             -----------
                                                                 220,817
                                                             -----------

Expenses:

Lease operating expense                                            7,928
Production taxes                                                   8,826
Administrative and general expense                                    80
Depreciation, depletion and amortization                          99,915
Cost ceiling write-down                                        2,131,150
                                                             -----------
                                                               2,247,899
                                                             -----------

Net loss                                                     $(2,027,082)
                                                             ===========


Allocation of net loss:

General partners                                             $(1,826,131)
                                                             ===========
Limited partners                                             $  (200,951)
                                                             ===========


Basic and diluted net loss per limited and
  general partner interest (15,000 outstanding)              $   (135.14)
                                                             ===========


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                             STATEMENT OF CHANGES IN
                      PARTNERS' CAPITAL For the period from
                      February 23, 2001 (date of inception)
                            through December 31, 2001

                                       General        Limited
                                       Partners       Partners        Total
                                     ------------   ------------   ------------
Balance at February 23, 2001
   (date of inception)               $          0   $          0   $          0
Contributions                          13,513,000      1,487,000     15,000,000
Net loss                               (1,826,131)      (200,951)    (2,027,082)
                                     ------------   ------------   ------------
Balance at December 31, 2001         $ 11,686,869   $  1,286,049   $ 12,972,918
                                     ============   ============   ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.




                             STATEMENT OF CASH FLOWS
              For the period February 23, 2001 (date of inception)
                            through December 31, 2001

                                                                  2001
Cash flows from financing activities:
   Net loss                                                   $ (2,027,082)
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation depletion and amortization                      99,915
       Cost ceiling write-down                                   2,131,150
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                          (128,812)
         Accounts payable, affiliate                                10,754
                                                              ------------
     Net cash provided by operating activities                      85,925
                                                              ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                          (10,049,549)
   Prepaid well cost                                               (59,719)
                                                              ------------
     Net cash used in investing activities                     (10,109,268)
                                                              ------------

Cash flows from financing activities:
   Capital contributions from partners                          15,000,000
                                                              ------------
       Net cash provided by financing activities                15,000,000
                                                              ------------

Net increase in cash                                             4,976,657

Cash, beginning of period                                                0
                                                              ------------

Cash, end of period                                           $  4,976,657
                                                              ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.       Significant Accounting Policies:

         Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the "Program"), and concluded August 28, 2001, with total investor contributions of $15,000,000.

The Program's sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program's gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program's oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2001, approximately $5.7 million of capitalized costs were excluded from amortization. The excluded costs were development costs incurred in 2001 on wells in progress. These costs will be subject to amortization in 2002. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. A cost ceiling write-down of $2,131,150 was recorded for the year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents

The Partnership considers all highly liquid investments, those with original maturities of three months or less at the date of acquisition, to be cash equivalents.

The Partnership maintains all its cash in one financial institution.

         Oil and Gas Sales

The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2001, no material gas imbalances between the Partnership and other working interest owners existed.

         Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.       Organization and Related Party Transactions:

The Partnership was organized on February 23, 2001. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $267,348 for the period February 23, 2001 (date of inception) through December 31, 2001. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $80 was allocated to the Partnership during the period ended December 31, 2001.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

                                                           Partnership      MD
                                                           -----------   -------
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                 60%          40%
      All other revenues                                      60%          40%

Costs and expenses:
      Organization and offering costs (1)                      0%         100%
      Lease acquisition costs (1)                              0%         100%
      Tangible and intangible drilling costs (1)             100%           0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                          60%          40%

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 30%.

The Partnership's financial statements reflect its respective proportionate interest in the Program.

3. Reconciliation of Net Loss Per Statement of Loss With Net Loss Per Federal Income Tax Return:

The following is a reconciliation of net loss per statement of loss with the net loss per federal income tax return for the period from February 23, 2001 (date of inception) through December 31, 2001:

        Net loss per statement of loss                            $(2,027,082)

        Intangible development costs capitalized for
          financial reporting purposes and expensed
          for tax reporting purposes                               (8,337,695)
        Dry hole costs capitalized for financial reporting
          purposes and expensed for tax reporting purposes           (750,519)
        Cost ceiling write-down for financial reporting purposes    2,131,150
        Depreciation, depletion and amortization for tax
          reporting purposes over amounts for financial
          reporting purposes                                           (3,841)
                                                                  -----------
        Net income per federal income tax return before
          tentative tax depletion                                 $(8,987,987)
                                                                  ===========

The Partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $6,960,905 at December 31, 2001.

4.   Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), Accounting for Asset Retirement Obligations. This statement changes financial accounting and reporting for obligations associated with the retirement and disposal of long-lived assets and the associated asset retirement costs and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The Partnership does not expect the adoption of Fas 144 to have a material impact on the financial statements.

5.  Oil and Natural Gas Exploration and Production Activities (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil an Gas Producing Activities".

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the period from February 23, 2001 (date of inception) through December 31, 2001 are as follows:

                                                             2001
Costs incurred for the year:

     Development                                         $10,049,549
                                                         ===========

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the period from February 23, 2001 (date of inception) through December 31, 2001 are as follows:

                                                             2001
Cost of oil and natural gas properties at year end:
     Producing assets-Proved properties                  $ 4,365,050
     Incomplete construction-Unproved properties           5,684,499
                                                         -----------
     Total capitalized cost                               10,049,549
     Accumulated depletion                                (2,231,065)
                                                         -----------
       Net capitalized costs                             $ 7,818,484
                                                         ===========

Depletion, depreciation and amortization per Mcf of gas was $1.63 for the period from February 23, 2001 (date of inception) through December 31, 2001.

6.       Preliminary Oil and Gas Information (Unaudited):

Although certain wells had been drilled, completed and began producing in December, 2001, a majority of the wells drilled, or to be drilled, by the Partnership have been, or will be, completed subsequent to December 31, 2001. The following information relates to the wells drilled and completed by December 31, 2001.

         Estimated Net Quantities of Proved Oil and Gas Reserves

         Proved reserve quantities were based on estimates prepared by MOC engineers in accordance with guidelines established by the Securities and Exchange Commission. The Partnership considers such estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.


There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2001. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

  Proved Reserves:
                                                         Crude Oil        Natural Gas
                                                       and Condensate      (Thousands
                                                        (bbls of Oil)    of Cubic Feet)
                                                       ---------------   --------------
   Balance at February 23, 2001 (date of inception)               0                 0
   Discoveries                                                4,082         2,691,944
   Production                                                  (112)          (60,514)
                                                              -----         ----------
   Balance at December 31, 2001 (1)                           3,970          2,631,430
                                                              =====         ==========

         (1) All of these reserves are categorized as proved developed as of December 31, 2001.

         Standardized Measure of Discounted Future Net Cash Flows:

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions or revenues.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies -- Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $17.10 per barrel of oil and $2.00 per MCF of gas for the period ended December 31, 2001.

                                                                       2001
                                                                    -----------
Future cash inflows                                                 $ 5,322,042
Future production and development costs                              (1,804,212)
                                                                    -----------
Future net cash flows                                                 3,517,830
Discount at 10 percent                                               (1,383,845)
                                                                    -----------
Standardized measure                                                $ 2,133,985
                                                                    ===========

      Summary of Changes in the Standardized Measure

                                                                       2001
                                                                    -----------
Balance, beginning of year                                           $        0
Increase (decrease) in discounted future net cash flows:
         Sale of oil and gas production, net of related costs          (114,190)
         Extension, discoveries and improved recovery, less
           related costs                                              2,248,175
                                                                     -----------
         Balance, end of year                                        $ 2,133,985
                                                                     ===========

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                INDEX TO EXHIBITS



The following documents are incorporated by reference in response to
Item 14(a)3.

Exhibit No.                  Description

   3.1            Form of Certificate of Limited Partnership (filed as Exhibit
                  3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporate herein by reference)

   3.2            Form of Certificate of Amendment of the Certificate of Limited
                  Partnership (filed as Exhibit 3.2 to Registration Statement on
                  Form S-1, File No. 333-57156 and incorporated herein by reference)

   4.1            Form of Agreement of Partnership (filed as Exhibit 4.1 to
                  Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

   4.1.2          Amendment to Agreement of Partnership (filed herewith)

   10.1           Form of Drilling Program Agreement (filed as Exhibit 10.1 to
                  Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

   10.3           Form of Operating Agreement (filed as Exhibit 10.3 to
                  Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)