Form 10-Q
period 2002-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2002-05-13
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                   -------------  --------------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


         Delaware                                               75-2926279
------------------------------                           ----------------------
(State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                           Identification Number)

   3901 South Broadway, Tyler, Texas                              75701
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number, including area code: (903) 561-2900

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                                      INDEX


Part I - Financial Information                                       Page No.
  Item 1.    Financial Statements

             Balance Sheets -
               March 31, 2002 and December 31, 2001                     3

             Statements of Income -
               For the three months ended March 31, 2002 and            4
               the period from February 23, 2001 (date of inception)
               through March 31, 2001

             Statements of Cash Flows -
               For the three months ended March 31, 2002 and            5
               the period from February 23, 2001 (date of inception)
               through March 31, 2001

             Statement of Changes In Partners' Capital -
               For the three months ended March 31, 2002                6

             Notes to Financial Statements                              7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

Part II - Other Information

  Item 1.    Legal Proceedings                                         10

  Item 6.    Exhibits and Reports on Form 8-K                          10

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS



                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
                                                 (Unaudited)
ASSETS

Cash and cash equivalents                        $  3,985,623      $  4,976,657
                                                 ------------      ------------
Prepaid well cost                                           0            59,719
                                                 ------------      ------------
Accounts receivable, affiliate                        254,501           128,812
                                                 ------------      ------------
Oil and gas properties at cost,
   full cost method                                13,327,000        10,049,549
Less accumulated depreciation,
   depletion and amortization                      (4,685,958)       (2,231,065)
                                                 ------------      ------------
                                                    8,641,042         7,818,484
                                                 ------------      ------------
    Total assets                                 $ 12,881,166      $ 12,983,672
                                                 ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                      $  2,272,999      $     10,754
                                                 ------------      ------------

Partners' capital
   General partners                                 9,556,538        11,686,869
   Limited partners                                 1,051,629         1,286,049
                                                 ------------      ------------
    Total partners' capital                        10,608,167        12,972,918
                                                 ------------      ------------

Total liabilities and partners' capital          $ 12,881,166      $ 12,983,672
                                                 ============      ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                              STATEMENTS OF INCOME
                 For the three months ended March 31, 2002 and
              the period from February 23, 2001 (date of inception)
                             through March 31, 2001
                                   (Unaudited)

                                                              2002             2001
                                                           -----------      -----------
Revenues:

Oil and gas sales                                          $   386,906      $         0
Interest income                                                 19,580                0
                                                           -----------      -----------
                                                               406,486                0
                                                           -----------      -----------


Expenses:

Lease operating and production taxes                            82,085                0
Administrative and general expense                               9,259                0
Depreciation, depletion and amortization                       302,202                0
Cost ceiling write-down                                      2,152,691                0
                                                           -----------      -----------
                                                             2,546,237                0
                                                           -----------      -----------

Net loss                                                   $(2,139,751)     $         0
                                                           ===========      ===========


Allocation of net loss:

General partners                                           $(1,927,635)     $         0
                                                           ===========      ===========
Limited partners                                           $  (212,116)     $         0
                                                           ===========      ===========

Basic and diluted net loss per limited and general
 partner interest (15,000 outstanding)                     $   (142.65)     $         0
                                                           ===========      ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                            STATEMENTS OF CASH FLOWS
                  For the three months ended March 31, 2002 and
              the period from February 23, 2001 (date of inception)
                             through March 31, 2001
                                   (Unaudited)



                                                                  2002             2001
                                                               -----------      -----------
Cash flows from operating activities:
   Net loss                                                    $(2,139,751)     $         0
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                    302,202                0
       Cost ceiling write-down                                   2,152,691
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                          (125,689)               0
         Accounts payable, affiliate                                10,702                0
                                                               -----------      -----------
     Net cash provided by operating activities                     200,155                0
                                                               -----------      -----------

Cash flows from investing activities:
   Purchase of oil and gas properties                             (966,189)               0
                                                               -----------      -----------
     Net cash used in investing activities                        (966,189)               0
                                                               -----------      -----------

Cash flows from financing activities:
   Capital contributions from partners                                   0              100
   Cash distributions to partners                                 (225,000)               0
                                                               -----------      -----------
     Net cash provided by (used in) financing activities          (225,000)             100
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents              (991,034)             100

Cash and cash equivalents, beginning of period                   4,976,657                0
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $ 3,985,623      $       100
                                                               ===========      ===========

Supplemental schedule of noncash investing activities:
   Purchase of oil and gas properties included in accounts
     Payable, affiliate at March 31, 2002                      $ 2,251,543      $         0
                                                               ===========      ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   For the three months ended March 31, 2002
                                   (Unaudited)


                                   General           Limited
                                   Partners          Partners           Total
                                 ------------      ------------      ------------
Balance at December 31, 2001     $ 11,686,869      $  1,286,049      $ 12,972,918
Cash distributions                   (202,696)          (22,304)         (225,000)
Net loss                           (1,927,635)         (212,116)       (2,139,751)
                                 ------------      ------------      ------------
Balance at March 31, 2002        $  9,556,538      $  1,051,629      $ 10,608,167
                                 ============      ============      ============



                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2001, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 23, 2001, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000. Since the partnership was not funded until August 28, 2001, no business was conducted by the partnership during the period February 23, 2001 (date of inception) though March 31, 2001, therefore, there are no items of income or expense, or cash flow for that reporting period.

The partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2002, approximately $0.8 million of capitalized costs were excluded from amortization, while at December 31, 2001, approximately $5.7 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Comprehensive Income

Total comprehensive income(loss) equals net income(loss) during each of the periods presented herein.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

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


In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS144 did not have a material impact on the Partnership.

Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the "Partnership")was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At March 31, 2002, 27 wells had been drilled and were productive and 7 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at March 31, 2002 of $1,967,125.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership's control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.


Results of Operations

Revenues during the three monts ended through March 31, 2002 totaled $406,486, and consisted of oil and gas sales in the amount of $386,906 and interest income in the amount of $19,580. Production volumes during the three months ended March 31, 2002 amounted to approximately 254 bbls of oil and 201,072 mcf of gas at corresponding average realized prices of $18.14 per bbl of oil and $1.90 per mcf of gas. Expenses totaling $2,546,237, consisting primarily of lease operating and production taxes in the amount of $82,085, depreciation, depletion and amortization in the amount of $302,202, and a cost ceiling write-down of $2,152,691 resulted in a net loss for the period of $2,139,751. The cost ceiling write-down was primarily due to drilling results during the three months ended March 31, 2002. The Partnership's oil and gas production should increase during the remainder of 2002 as additional wells are completed and oil and gas production is sold. Three additional wells are expected to be drilled by June 2002 which should complete the Partnership's drilling activities. Interest income should decrease in 2002 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2002 and that production cost and depletion provisions will increase.

During the three months ended March 31, 2002, the Partnership made cash distributions to the investor partners in the amount of $225,000. The Partnership expects that cash distributions will increase during 2002 as additional oil and gas revenues are received.

The Partnership's operations did not commence until the fourth quarter of 2001. No corresponding activities, therefore, occurred during the period February 23, 2001 (date of inception) through March 31, 2001.



                           Part II - Other Information



Item 1.  Legal Proceedings

          None.



Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits - none

          (b)  Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: May 13, 2002                 By: /s/ Alan Clark
                                      --------------------------------------
                                       Alan Clark, Treasurer