Form 10-Q
period 2002-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2002-08-13
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


         Delaware                          75-2926279
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
                               ------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                                      INDEX

Part I - Financial Information                                          Page No.

  Item 1.         Financial Statements

                  Balance Sheets -                                          3
                    June 30, 2002 and December 31, 2001

                  Statements of Income (Loss) -                             4
                    For the three months ended June 30, 2002 and 2001,
                    the six months ended June 30, 2002 and
                    the period from February 23, 2001 (date of inception)
                    through June 30, 2001

                  Statements of Cash Flows -                                5
                    For the six months ended June 30, 2002 and
                    the period from February 23, 2001 (date of inception)
                    through June 30, 2001

                  Statement of Changes In Partners' Capital -               6
                    For the six months ended June 30, 2002

                  Notes to Financial Statements                             7

  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

Part II-Other Information

  Item 1.  Legal Proceedings                                               10

  Item 6.  Exhibits and Reports on Form 8-K                                10

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements


                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                                     June 30,      December 31,
                                                       2002            2001
                                                    ----------     -----------
                                                    (Unaudited)
ASSETS

Cash and cash equivalents                          $ 1,860,253     $ 4,976,657
                                                   -----------     -----------
Prepaid well cost                                            0          59,719
                                                   -----------     -----------
Accounts receivable, affiliate                         704,698         128,812
                                                   -----------     -----------
Oil and gas properties at cost,
   full cost method                                 13,386,051      10,049,549
Less accumulated depreciation,
   depletion and amortization                       (5,106,464)     (2,231,065)
                                                   -----------     -----------
                                                     8,279,587       7,818,484
                                                   -----------     -----------
    Total assets                                   $10,844,538     $12,983,672
                                                   ===========     ===========



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                        $   239,013     $    10,754
                                                   -----------     -----------

Partners' capital
   General partners                                  9,554,158      11,686,869
   Limited partners                                  1,051,367       1,286,049
                                                   -----------      ----------
    Total partners' capital                         10,605,525      12,972,918
                                                   -----------      ----------

Total liabilities and partners' capital            $10,844,538     $12,983,672
                                                   ===========     ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                          STATEMENTS OF INCOME (LOSS)
                           For the three months ended
                             June 30, 2002 and 2001,
                     the six months ended June 30, 2002 and
              the period from February 23, 2001 (date of inception)
                              through June 30, 2001
                                   (Unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                                  ------------------        ----------------
                                                   2002         2001          2002       2001
                                                 -------       ------        ------     -----
Revenues:

Oil and gas sales                                $1,141,537   $    0      $1,528,443   $    0
Interest income                                       9,729        0          29,309        0
                                                 ----------    -----      ----------     ----
                                                  1,151,266        0       1,557,752        0
                                                 ----------    -----      ----------     ----


Expenses:

Lease operating expense                              68,731        0         119,380        0
Production taxes                                     90,638        0         122,074        0
Administrative and general expense                   19,032        0          28,291        0
Depreciation, depletion and amortization            420,507        0         722,709        0
Cost ceiling write-down                                   0        0       2,152,691        0
                                                  ---------     ----       ---------     ----
                                                    598,908        0       3,145,145        0
                                                  ---------     ----       ---------     ----

Net income (loss)                                $  552,358    $   0     $(1,587,393)   $   0
                                                 ==========    =====     ============   =====


Allocation of net income (loss):

General partners                                 $  497,602    $   0     $(1,430,033)   $   0
                                                 ==========    =====     ============   =====
Limited partners                                 $   54,756    $   0     $  (157,360)   $   0
                                                 ==========    =====     ============   =====

Basic and diluted net income (loss)per limited and
 general partner interest (15,000 outstanding)   $    36.82    $   0     $   (105.83)   $   0
                                                 ==========    =====     ============   =====



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                            STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 2002 and
              the period from February 23, 2001 (date of inception)
                              through June 30, 2001
                                   (Unaudited)


                                                                 2002         2001
                                                                ------       ------
Cash flows from financing activities:
   Net loss                                                 $(1,587,393)    $     0
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation depletion and amortization                  722,709           0
       Cost ceiling write-down                                2,152,691           0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                       (575,886)          0
         Accounts payable, affiliate                            228,259           0
                                                              ---------     -------
     Net cash provided by operating activities                  940,380           0
                                                              ---------     -------

Cash flows from investing activities:
   Purchase of oil and gas properties                        (3,276,784)          0
                                                             -----------    -------
     Net cash used in investing activities                   (3,276,784)          0
                                                             -----------    -------

Cash flows from financing activities:
   Cash distributions to partners                              (780,000)          0
                                                             -----------    -------
     Net cash used in financing activities                     (780,000)          0
                                                             -----------    -------

Net decrease in cash                                         (3,116,404)          0

Cash and cash equivalents, beginning of period                4,976,657           0
                                                             ----------     -------

Cash and cash equivalents, end of period                     $1,860,253     $     0
                                                             ==========     =======




                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      For the six months ended June 30,2002
                                   (Unaudited)



                                           General        Limited
                                          Partners        Partners          Total
                                         ----------      ----------       ---------
Balance at December 31, 2001            $11,686,869      $1,286,049      $12,972,918
Cash distributions                         (702,678)        (77,322)        (780,000)
Net loss                                 (1,430,033)       (157,360)      (1,587,393)
                                        -----------      ----------      -----------
Balance at June 30, 2002                $ 9,554,158      $1,051,367      $10,605,525
                                        ===========      ==========      ===========



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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.


2.       Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the "Partnership"), a Delaware limited partnership formed on February 23, 2001, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000. Since the Partnership was not funded until August 28, 2001, no business was conducted by the Partnership during the period February 23, 2001 (date of inception) though June 30, 2001, therefore, there are no items of income or expense for that reporting period.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2002, substantially all capitalized costs were subject to amortization, while at December 31, 2001, approximately $5.7 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


3.       Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.


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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and was effective for the Partnership beginning January 1, 2002. The adoption of FAS 144 did not have a material impact on the Partnership.


In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.

Item 2 Managements's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the "Partnership")was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. At June 30, 2002, 34 wells had been drilled and were productive and 7 wells were drilled and abandoned.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at June 30, 2002 of $2,325,938.

During the six months ended June 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $780,000. The Partnership expects that cash distributions will increase during 2002 as additional oil and gas revenues are received.

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



Results of Operations

Revenues during the three months ended June 30, 2002 totaled $1,151,266, and consisted of oil and gas sales in the amount of $1,141,537 and interest income in the amount of $9,729. Production volumes during the period ended June 30, 2002 amounted to approximately 1,201 bbls of oil and 368,176 mcf of gas at corresponding average realized prices of $24.42 per bbl of oil and $3.02 per mcf of gas. Expenses totaling $598,908, consisting primarily of lease operating expense in the amount of $68,731, production taxes in the amount of $90,638, and depreciation, depletion and amortization in the amount of $420,507 resulted in a net income for the period of $552,358.

Revenues during the six months ended June 30, 2002 totaled $1,557,752, and consisted of oil and gas sales in the amount of $1,528,443 and interest income in the amount of $29,309. Production volumes during the period ended June 30, 2002 amounted to approximately 1,455 bbls of oil and 569,248 mcf of gas at corresponding average realized prices of $23.32 per bbl of oil and $2.63 per mcf of gas. Expenses totaling $3,145,145, consisting primarily of lease operating expense in the amount of $119,380, production taxes in the amount of $122,074, depreciation, depletion and amortization in the amount of $722,709, and a cost ceiling write-down in the amount of $2,152,691 resulted in a net loss for the period of $1,587,393. The Partnership's oil and gas production should increase during the remainder of 2002 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2002 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2002 and that production cost and depletion provisions will increase.

During the six months ended June 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $780,000. The Partnership expects that cash distributions will increase during 2002 as additional oil and gas revenues are received.

The Partnership's operations did not commence until the third quarter of 2001. No corresponding activities, therefore, occurred during the period February 23, 2001 (date of inception) through June 30, 2001.


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


In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement changes financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for the Partnership beginning January 1, 2002. The adoption of FAS144 will not have a material impact on the Partnership.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The Partnership is currently evaluating the effect of adopting FAS 146.


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


                                   MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: August 12, 2002              By: /s/ Alan Clark
                                      ---------------------------
                                            Alan Clark, Treasurer