Form 10-Q
period 2002-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2002-11-14
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                              --------  --------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


         Delaware                          75-2926279
-------------------------              ------------------
(State or jurisdiction of               (I.R.S. Employer
incorporation or organization)        Identification Number)

3901 South Broadway, Tyler, Texas                75701
-------------------------------------------------------------
   (Address of principal                      (Zip Code)
    executive offices)


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

[X] Yes [ ] No

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                                INDEX


Part I - Financial Information                                         Page No.

  Item 1. Financial Statements

          Balance Sheets -                                                3
            September 30, 2002 and December 31, 2001

          Statements of Income (Loss) -                                   4
            For the three months ended September 30, 2002 and 2001, the nine months ended September 30, 2002 and the period from February 23, 2001 (date of inception) through September 30, 2001

          Statements of Cash Flows -                                      5
            For the nine months ended
            September 30, 2002 and the period from February 23, 2001
            (date of inception) through September 30, 2001

          Statement of Changes In Partners' Capital -                     6
            For the nine months ended September 30, 2002

          Notes to Financial Statements                                   7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9

  Item 4. Disclosure Controls and Procedures                             11


Part II-Other Information

  Item 1.  Legal Proceedings                                             11

  Item 6.  Exhibits and Reports on Form 8-K                              11

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information

Item 1. Financial Statements


                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001


                                                  September 30,          December 31,
                                                     2002                    2001
                                                ---------------          ---------------
                                                  (Unaudited)
ASSETS

Cash and cash equivalents                       $       380,563          $     4,976,657
                                                ---------------          ---------------
Prepaid well cost                                             0                   59,719
                                                ---------------          ---------------
Accounts receivable, affiliate                          625,460                  128,812
                                                ---------------          ---------------
Oil and gas properties at cost,
   full cost method                                  14,724,392               10,049,549
Less accumulated depreciation,
   depletion and amortization                        (5,507,232)              (2,231,065)
                                                ---------------          ---------------
                                                      9,217,160                7,818,484
                                                ---------------          ---------------
    Total assets                                $    10,223,183          $    12,983,672
                                                ===============          ===============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                     $       188,655          $        10,754
                                                ---------------          ---------------

Partners' capital
   General partners                                   9,039,764               11,686,869
   Limited partners                                     994,764                1,286,049
                                                ---------------          ---------------
    Total partners' capital                          10,034,528               12,972,918
                                                ---------------          ---------------

Total liabilities and partners' capital         $    10,223,183          $    12,983,672
                                                ===============          ===============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                          STATEMENTS OF INCOME (LOSS)
                           For the three months ended
                          September 30, 2002 and 2001,
                  the nine months ended September 30, 2002 and
              the period from February 23, 2001 (date of inception)
                           through September 30, 2001
                                   (Unaudited)

                                                        Three Months Ended                              Periods Ended
                                                          September 30,                                 September 30,
                                                 -----------------------------------         ------------------------------------
                                                     2002                  2001                   2002                  2001
                                                 -------------         -------------         -------------          -------------
Revenues:

Oil and gas sales                                $     853,281         $           0         $   2,381,724          $           0
Interest income                                          6,374                25,735                35,683                 25,735
                                                 -------------         -------------         -------------          -------------
                                                       859,655                25,735             2,417,407                 25,735
                                                 -------------         -------------         -------------          -------------


Expenses:

Lease operating expense                                 74,010                     0               193,390                      0
Production taxes                                        67,140                     0               189,214                      0
Administrative and general expense                      34,735                    80                63,026                     80
Depreciation, depletion and amortization               400,767                     0             1,123,476                      0
Cost ceiling write-down                                      0                     0             2,152,691                      0
                                                 -------------         -------------         -------------          -------------
                                                       576,652                    80             3,721,797                     80
                                                 -------------         -------------         -------------          -------------

Net income (loss)                                $     283,003         $      25,655         $  (1,304,390)         $      25,655
                                                 =============         =============         =============          =============


Allocation of net income (loss):

General partners                                 $     254,948         $      23,112         $  (1,175,085)         $      23,112
                                                 =============         =============         =============          =============
Limited partners                                 $      28,055         $       2,543         $    (129,305)         $       2,543
                                                 =============         =============         =============          =============

Basic and diluted net income (loss)per
limited and general partner interest
(15,000 outstanding)                             $       18.87         $        1.71         $      (86.96)         $        1.71
                                                 =============         =============         =============          =============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                            STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 2002 and
              the period from February 23, 2001 (date of inception)
                           through September 30, 2001
                                   (Unaudited)


                                                                   2002                2001
                                                               -----------          -----------
Cash flows from operating activities:
   Net income (loss)                                           $(1,304,390)         $    25,655
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation depletion and amortization                   1,123,476                    0
       Cost ceiling write-down                                   2,152,691                    0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                          (496,648)                   0
         Accounts payable, affiliate                               177,901                    0
                                                               -----------          -----------
     Net cash provided by operating activities                   1,653,030               25,655
                                                               -----------          -----------

Cash flows from investing activities:
   Purchase of oil and gas properties                           (4,615,124)                   0
                                                               -----------          -----------
     Net cash used in investing activities                      (4,615,124)                   0
                                                               -----------          -----------

Cash flows from financing activities:
   Capital contributions from partners                                   0           15,000,000
   Cash distributions to partners                               (1,634,000)                   0
Net cash provided by (used in) financing activities             (1,634,000)          15,000,000
                                                               -----------          -----------

Net increase (decrease) in cash                                 (4,596,094)          15,025,655

Cash and cash equivalents, beginning of period                   4,976,657                    0
                                                               -----------          -----------

Cash and cash equivalents, end of period                       $   380,563          $15,025,655
                                                               ===========          ===========


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the nine months ended September 30,2002
                                   (Unaudited)



                                           General         Limited
                                          Partners        Partners          Total
                                        ------------     -----------     ------------
Balance at December 31, 2001            $11,686,869      $1,286,049      $12,972,918
Cash distributions                       (1,472,020)       (161,980)      (1,634,000)
Net loss                                 (1,175,085)       (129,305)      (1,304,390)
                                        ------------     -----------     ------------
Balance at September 30, 2002           $ 9,039,764      $  994,764      $10,034,528
                                        ============     ===========     ============

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2002, substantially all capitalized costs were subject to amortization, while at December 31, 2001, approximately $5.7 million of capitalized cost were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the "Partnership")was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 41 wells. 36 wells were productive and 5 wells were abandoned. Of the 36 productive wells, 35 were producing and 1 was plugged and abandoned at September 30, 2002.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital at September 30, 2002 of $817,368.

During the nine months ended September 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $1,634,000. The Partnership expects that cash distributions will continue during 2002 as additional oil and gas revenues are received.

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


Results of Operations

Revenues during the three months ended September 30, 2002 totaled $859,655, and consisted of oil and gas sales in the amount of $853,281 and interest income in the amount of $6,374. Production volumes during the period ended September 30, 2002 amounted to approximately 772 bbls of oil and 325,897 mcf of gas at corresponding average realized prices of $24.98 per bbl of oil and $2.56 per mcf of gas. Expenses totaling $576,652, consisting primarily of lease operating expense in the amount of $74,010, production taxes in the amount of $67,140, and depreciation, depletion and amortization in the amount of $400,767 resulted in a net income for the period of $283,003.

Revenues during the nine months ended September 30, 2002 totaled $2,417,407, and consisted of oil and gas sales in the amount of $2,381,724 and interest income in the amount of $35,683. Production volumes during the period ended September 30, 2002 amounted to approximately 2,227 bbls of oil and 895,138 mcf of gas at corresponding average realized prices of $23.90 per bbl of oil and $2.60 per mcf of gas. Expenses totaling $3,721,797, consisting primarily of lease operating expense in the amount of $193,390, production taxes in the amount of $189,214, depreciation, depletion and amortization in the amount of $1,123,476, and a cost ceiling write-down in the amount of $2,152,691 resulted in a net loss for the period of $1,304,390. The Partnership's oil and gas production should increase during the remainder of 2002 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2002 as the remaining wells are drilled and the available cash is utilized for the equipping of such wells. The Partnership expects that drilling and completion costs will decrease during 2002 and that production cost and depletion provisions will increase.

During the nine months ended September 30, 2002, the Partnership made cash distributions to the investor partners in the amount of $1,634,000. The Partnership expects that cash distributions will increase during 2002 as additional oil and gas revenues are received.

The Partnership did not commence operations until the fourth quarter of 2001, therefore no trend analysis based on quarterly changes in results of operations is available.


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

Item 4. Disclosure Controls and Procedures


Mewbourne Development Corporation ("MDC"), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in MDC's internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.





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


                                   MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: November 12, 2002              By: /s/ Alan Clark
                                        ---------------------------
                                            Alan Clark, Treasurer

CERTIFICATIONS

         I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 01-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.

                                         /s/   Curtis W. Mewbourne
                                   ---------------------------------------------
                                   Curtis W. Mewbourne
                                   Chief Executive Officer
                                   Mewbourne Development Corporation,
                                   Managing General Partner of the Registrant

CERTIFICATIONS

         I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 01-A, L.P.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002.

                                               /s/ J. Roe Buckley
                                     ------------------------------------------
                                     J. Roe Buckley
                                     Chief Financial Officer
                                     Mewbourne Development Corporation,
                                     Managing General Partner of the Registrant