Form 10-K
period 2002-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2003-03-28
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002
                                  or
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

         Delaware                                 75-2926279
-------------------------------            -----------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification Number)

3901 South Broadway, Tyler, Texas                       75701
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (903) 561-2900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----

Securities registered pursuant to Section 12(g) of the act:
Limited and general partnership interest $1,000 per interest
------------------------------------------------------------

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

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2002, 41 wells had been drilled; 36 were productive and 5 wells were abandoned. Of the 36 productive wells, 35 were producing and 1 was plugged and abandoned. The following table summarizes the Registrant's drilling activity for the year ended December 31, 2002 and for the period from inception through December 31, 2001:

                                                2002               2001
                                          ---------------     --------------
                                          Gross       Net     Gross      Net
                                          -----       ---     -----      ---
    Development Wells:
      Oil and natural gas wells             25       7.006     11       2.767
      Non-productive wells                   3       0.865      2       0.576

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company ("MOC"), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant's managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 28, 2003, MOC employed 121 persons, many of whom dedicated a part of their time to the conduct of the Registrant's business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant's participation in the drilling of oil and gas wells. At December 31, 2002, 41 wells had been drilled; 36 were productive and 5 wells were abandoned. Of the 36 productive wells, 35 were producing and 1 was plugged and abandoned.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant's independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the period ended December 31, 2002 covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 28, 2003, the Registrant had 15,000 outstanding limited and general partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant's obligations will be distributed to the partners at least quarterly in accordance with the Registrant's Partnership Agreement. Distributions made to limited and general partners during the year ended December 31, 2002 were $2,539,000, and no distributions were made during the period from inception through December 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the year ended December 31, 2002 and for the period from February 23, 2001 (date of inception) through December 31, 2001:

Operating results:                                 2002            2001
------------------                                 ----            ----
Oil and gas sales                          $  3,482,714    $    130,944

Net loss                                   $   (728,095)   $ (2,027,082)

Net loss per limited and
     general partner interest              $     (48.54)   $    (135.14)

At year end:
------------

Total Assets                               $  9,939,425    $ 12,983,672
                                           ============    ============

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

Results of Operations

The following table sets forth certain operating data for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001.

                                                        2002       2001
Production:
   Natural gas (MMcf)                                   1,148        61
   Oil (MBbl)                                               6        .1
   Natural gas equivalent (MMcfe)                       1,184        62
   % Natural gas                                          97%       99%

Average sales price per unit:
   Natural gas (per Mcf)                               $ 2.89    $ 2.11
   Oil (per Bbl)                                        26.10     19.27
   Natural gas equivalent (per Mcfe)                     2.94      2.11

Cost and expenses per Mcfe:
   Lease operating                                     $  .24    $  .13
   Production taxes                                       .23       .14
   Administrative and general                             .09       .00
   Depreciation, depletion and amortization              1.22      1.61
   Cost ceiling write-down                               1.82     34.37

Note: The Partnership was formed during the year 2001 and began drilling oil and gas wells. The majority of the wells were not drilled or completed until 2002 which accounts for the substantial increase in sales and production volumes during the year ended December 31, 2002.

Year ended December 31, 2002 compared to the period from February 23, 2001 (date of inception) through December 31, 2001.

Oil and natural gas sales. Oil and natural gas sales increased to $3,482,714 in 2002 from $130,944 in 2001 due to additional wells being drilled and completed by the Partnership during 2002, which resulted in a substantial increase in sales revenues and production volumes. Production volumes increased to 1,148,000 Mcf of gas in 2002 from 61,000 Mcf in 2001, while oil volumes increased to 6,000 Bbls in 2002 from 112 Bbls in 2001.

Interest income. Interest income decreased from $89,873 in 2001 to $37,271 in 2002 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $7,928 in 2001 to $278,417 in 2002. Production taxes increased from $8,826 in 2001 to $276,618 in 2002. These expenses increased as additional wells were drilled and completed in 2002.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased from $99,915 in 2001 to $1,439,205 in 2002 as additional wells were drilled and producing and therefore depleting their reserves.

Cost ceiling write-downs. Cost ceiling write-downs of $2,131,150 and $2,152,691 were recorded in 2001 and 2002, respectively.

Liquidity and capital resources

Net cash decreased by $4,956,249 during the year ended December 31, 2002. These funds were utilized primarily for drilling and completion costs. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. Capital requirements in the future are expected to be paid with the initial partners' capital. Management believes that funds are sufficient to complete the wells for which funds have been committed. Under certain circumstances, as provided in the Registrant's Partnership Agreement, the Registrant may use revenues and/or borrow monies, either through a financial institution or through an affiliate of MD, to fund additional capital requirements.

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

Significant estimates inherent in the Registrant's financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Partnership's financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

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

                                 Age as of
                               December 31,
Name                               2002         Position
----                           ------------     --------
Curtis W. Mewbourne                 67          President and Director

J. Roe Buckley                      40          Vice President and Chief
                                                Financial Officer

Alan Clark                          50          Treasurer


Michael F. Shepard                  56          Secretary and General
                                                Counsel

Dorothy M. Cuenod                   42          Assistant Secretary
                                                and Director

Ruth M. Buckley                     41          Assistant Secretary
                                                and Director

Julie M. Greene                     39          Assistant Secretary
                                                and Director

     CURTIS W. MEWBOURNE, age 67, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 38 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy
M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

     J. ROE BUCKLEY, age 40, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

     ALAN CLARK, age 50, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

     MICHAEL F. SHEPARD, age 56, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

     DOROTHY MEWBOURNE CUENOD, age 42, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

     RUTH MEWBOURNE BUCKLEY, age 41, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

     JULIE MEWBOURNE GREENE, age 39, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Beneficial owners of more than five percent

                               Name of      Amount & Nature     Percent
                              Beneficial     of Beneficial         of
Title of Class                  Owner            Owner           Class
--------------                ----------    ---------------     -------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with MD and its affiliates

Pursuant to the Registrant's Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the year ended December 31, 2002 and for the period February 23, 2001 (date of inception) through December 31, 2001:

                                                      2002             2001
     Administrative & general expense
     and payment of well charges and
     supervision charges in accordance
     with standard industry operating
     agreements                                     $903,176         $267,348

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

               Report of Independent Accountants

               Balance sheets as of December 31, 2002 and 2001

               Statements of loss for the year ended December 31, 2002 and for the period from February 23, 2001 (date of inception) through December 31, 2001

               Statements of changes in partners' capital for the year ended December 31, 2002 and for the period from February 23, 2001 (date of inception) through December 31, 2001

               Statements of cash flows for the year ended December 31, 2002 and for the period from February 23, 2001 (date of inception) through December 31, 2001

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


                                        MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                        By:  Mewbourne Development Corporation
                                             Managing General Partner


                                        By:  /s/ Curtis W. Mewbourne
                                             -----------------------------------
                                             Curtis W. Mewbourne
                                             President and Director
                                             (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Curtis W. Mewbourne        President/Director             March 28, 2003
----------------------------
Curtis W. Mewbourne

/s/ J. Roe Buckley             Vice President/Chief           March 28, 2003
----------------------------   Financial Officer
J. Roe Buckley

/s/ Alan Clark                 Treasurer                      March 28, 2003
----------------------------
Alan Clark

/s/ Dorothy M. Cuenod          Director                       March 28, 2003
----------------------------
Dorothy M. Cuenod

/s/ Ruth M. Buckley            Director                       March 28, 2003
----------------------------
Ruth M. Buckley

/s/ Julie M. Greene            Director                       March 28, 2003
----------------------------
Julie M. Greene


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

CERTIFICATIONS


     I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

     1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 01-A, L.P.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

                                      /s/ Curtis W. Mewbourne
                                      ------------------------------------------
                                      Curtis W. Mewbourne
                                      Chief Executive Officer
                                      Mewbourne Development Corporation,
                                      Managing General Partner of the Registrant

CERTIFICATIONS


     I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

     1. I have reviewed this annual report on Form 10-K of Mewbourne Energy Partners, 01-A, L.P.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003.

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

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                              FINANCIAL STATEMENTS

                     WITH REPORT OF INDEPENDENT ACCOUNTANTS

                      For the year ended December 31, 2002
                    and for the period from February 23, 2001
                  (date of inception) through December 31, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Mewbourne Energy Partners 01-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of loss, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Dallas, Texas
March 28, 2003

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                                   2002            2001
ASSETS

Cash and cash equivalents                  $     20,408    $  4,976,657
Accounts receivable, affiliate                1,724,752         128,812
                                           ------------    ------------
           Total current assets               1,745,160       5,105,469
                                           ------------    ------------


Prepaid well cost                                     0          59,719


Oil and gas properties at cost,
   full cost method                          14,017,226      10,049,549
Less accumulated depreciation,
   depletion and amortization                (5,822,961)     (2,231,065)
                                           ------------    ------------
                                              8,194,265       7,818,484
                                           ------------    ------------

    Total assets                           $  9,939,425    $ 12,983,672
                                           ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                $    233,602    $     10,754
                                           ------------    ------------

Partners' capital
   General partners                           8,743,645      11,686,869
   Limited partners                             962,178       1,286,049
                                           ------------    ------------
    Total partners' capital                   9,705,823      12,972,918
                                           ------------    ------------

Total liabilities and partners' capital    $  9,939,425    $ 12,983,672
                                           ============    ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                               STATEMENTS OF LOSS
                    For the year ended December 31, 2002 and
              the period from February 23, 2001 (date of inception)
                            through December 31, 2001

                                                             2002            2001
Revenues and other income:

Oil and gas sales                                    $  3,482,714    $    130,944
Interest income                                            37,271          89,873
                                                     ------------    ------------
                                                        3,519,985         220,817
                                                     ------------    ------------


Expenses:

Lease operating expense                                   278,417           7,928
Production taxes                                          276,618           8,826
Administrative and general expense                        101,149              80
Depreciation, depletion and amortization                1,439,205          99,915
Cost ceiling write-down                                 2,152,691       2,131,150
                                                     ------------    ------------
                                                        4,248,080       2,247,899
                                                     ------------    ------------


Net loss                                             $   (728,095)   $ (2,027,082)
                                                     ============    ============


Allocation of net loss:

General partners                                     $   (655,918)   $ (1,826,131)
                                                     ============    ============
Limited partners                                     $    (72,177)   $   (200,951)
                                                     ============    ============

Basic and diluted net loss per limited and
  general partner interest (15,000 outstanding)      $     (48.54)   $    (135.14)
                                                     ============    ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                    For the year ended December 31, 2002 and
              the period from February 23, 2001 (date of inception)
                            through December 31, 2001


                                             General         Limited
                                             Partners        Partners         Total
Balance at February 23, 2001
   (date of inception)                     $          0    $         0    $          0
Contributions                                13,513,000      1,487,000      15,000,000
Net loss                                     (1,826,131)      (200,951)     (2,027,082)
                                           ------------    -----------    ------------
Balance at December 31, 2001                 11,686,869      1,286,049      12,972,918
                                           ------------    -----------    ------------

Cash distributions                           (2,287,306)      (251,694)     (2,539,000)
Net loss                                       (655,918)       (72,177)       (728,095)
                                           ------------    -----------    ------------
Balance at December 31, 2002               $  8,743,645    $   962,178    $  9,705,823
                                           ============    ===========    ============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                            STATEMENTS OF CASH FLOWS
                    For the year ended December 31, 2002 and
              the period from February 23, 2001 (date of inception)
                            through December 31, 2001


                                                                       2002            2001
Cash flows from financing activities:
   Net loss                                                    $   (728,095)   $ (2,027,082)
   Adjustment to reconcile net loss to net cash
     provided by operating activities:
       Depreciation, depletion and amortization                   1,439,205          99,915
       Cost ceiling write-down                                    2,152,691       2,131,150
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                         (1,595,940)       (128,812)
         Accounts payable, affiliate                                222,848          10,754
                                                               ------------    ------------
     Net cash provided by operating activities                    1,490,709          85,925
                                                               ------------    ------------

Cash flows from investing activities:
   Purchase of oil and gas properties                            (3,907,958)    (10,049,549)
   Prepaid well cost                                                      0         (59,719)
                                                               ------------    ------------
     Net cash used in investing activities                       (3,907,958)    (10,109,268)
                                                               ------------    ------------

Cash flows from financing activities:
   Capital contributions from partners                                    0      15,000,000
   Cash distributions to partners                                (2,539,000)              0
                                                               ------------    ------------
     Net cash provided by (used in) financing activities         (2,539,000)     15,000,000
                                                               ------------    ------------

Net increase (decrease) in cash                                  (4,956,249)      4,976,657

Cash and cash equivalents, beginning of period                    4,976,657               0
                                                               ------------    ------------

Cash and cash equivalents, end of period                       $     20,408    $  4,976,657
                                                               ============    ============


Supplemental schedule of noncash investing activities:
   Included in Accounts receivable, affiliate at December 31, 2002 are $984,000 of billings for sale of equipment to MD (see Note 2).


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.
                          NOTES TO FINANCIAL STATEMENTS


1.   Significant Accounting Policies:

     Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the "Partnership"), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the "Program"), and concluded August 28, 2001, with total investor contributions of $15,000,000 being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2002, substantially all capitalized costs were subject to amortization, while at December 31, 2001, approximately $5.7 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. Cost ceiling write-downs of $2,152,691 and $2,131,150 were recorded for the years ended December 31, 2002 and 2001, respectively.

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

     Oil and Gas Sales

The Program's oil and condensate production is sold, title passed, and revenue recognized at or near the Program's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program's interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program's interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2002 and 2001, no material gas imbalances between the Partnership and other working interest owners existed.

     Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

     Reclassifications

Certain reclassifications have been made to the prior year balances to conform to current year presentation.


2.   Organization and Related Party Transactions:

The Partnership was organized on February 23, 2001. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $814,743 and $267,348 for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $88,433 was allocated to the Partnership during the year ended December 31, 2002, and no charges were allocated to the Partnership during the period from February 23, 2001 (date of inception) through December 31, 2001.

The Partnership participates in oil and gas activities through an income tax partnership, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

                                                           Partnership        MD
                                                           -----------       ----
Revenues:
      Proceeds from disposition of depreciable and
        depletable properties                                  60%             40%
      All other revenues                                       60%             40%

Costs and expenses:
      Organization and offering costs(1)                        0%            100%
      Lease acquisition costs(1)                                0%            100%
      Tangible and intangible drilling costs(1)               100%              0%
      Operating costs, reporting and legal
        expenses, general and administrative
        expenses and all other costs                           60%             40%

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

3. Reconciliation of Net Loss Per Statements of Loss With Net Loss Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income
(loss) with the net income (loss) per federal income tax return for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001:

                                                                     2002             2001
Net loss per statement of loss                                 $   (728,095)   $ (2,027,082)

Intangible development costs capitalized for
  financial reporting purposes and expensed
  for tax reporting purposes                                     (2,635,764)     (8,337,695)
Dry hole costs capitalized for financial reporting
  purposes and expensed for tax reporting purposes                 (166,957)       (750,519)
Depreciation, depletion and amortization for financial
  reporting purposes over (under) amounts for tax
  reporting purposes                                                848,296          (3,841)
Cost ceiling write-down for financial reporting purposes          2,152,691       2,131,150
Gain on sale of oil and gas equipment recognized for
  tax purposes                                                       81,146               0
                                                               ------------    ------------

Net loss per federal income tax return before
  tentative tax depletion                                      $   (448,683)   $ (8,987,987)
                                                               ============    ============

The Partnership's financial reporting bases of its net assets exceeded the tax bases of its net assets by $6,681,493 and $6,960,905 at December 31, 2002 and 2001 respectively.

4.   Recently Issued Accounting Standards:

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 is not expected to have a material impact on the Partnership's financial statements.

5.   Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, "Disclosures about Oil an Gas Producing Activities".

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001 are as follows:

                                                2002            2001
Costs incurred for the year:

     Development                           $  3,967,677    $ 10,049,549
                                           ============    ============


Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001 are as follows:

                                                               2002            2001
Cost of oil and natural gas properties at year end:

     Producing assets-Proved properties                   $ 14,017,226    $  4,365,050
     Incomplete construction-Unproved properties                     0       5,684,499
                                                          ------------    ------------
     Total capitalized cost                                 14,017,226      10,049,549
     Accumulated depletion                                  (5,822,961)     (2,231,065)
                                                          ------------    ------------
       Net capitalized costs                              $  8,194,265    $  7,818,484
                                                          ============    ============

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalent was $1.22 and $1.61 for the year ended December 31, 2002 and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively.


Although certain wells had been drilled, completed and began producing in December 2001, a majority of the wells were drilled and completed subsequent to December 31, 2001.

     Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership's independent petroleum consultants and MOC's petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of underground reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2002. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

  Proved Reserves:

                                                         Crude Oil       Natural Gas
                                                       and Condensate    (Thousands
                                                        (bbls of Oil)   of Cubic Feet)
                                                       --------------   --------------
   Balance at February 23, 2001 (date of inception)                0               0
   Discoveries                                                 4,000       2,692,000
   Production                                                      0         (61,000)
                                                        ------------    ------------
   Balance at December 31, 2001(1)                             4,000       2,631,000
   Revisions to previous estimates                            (1,000)       (573,000)
   Extension, discoveries and other additions                 50,000       6,429,000
   Production                                                 (6,000)     (1,148,000)
                                                        ------------    ------------
   Balance at December 31, 2002(1)                            47,000       7,339,000
                                                        ============    ============

     (1) Essentially all of these reserves are categorized as proved developed as of December 31, 2002 and 2001.

     Standardized Measure of Discounted Future Net Cash Flows:

For the year ended December 31, 2002 and the period from February 23, 2001 (date of inception) through December 31, 2001

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

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies -- Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $17.10 per barrel of oil and $2.00 per MCF of gas as of December 31, 2001 and $28.03 barrel of oil and $4.03 per MCF of gas as of December 31, 2002.

                                                2002            2001
Future cash inflows                        $ 30,517,006    $  5,322,042
Future production cost                       (9,004,910)     (1,728,595)
Future development cost                        (485,116)        (75,617)
                                           ------------    ------------
Future net cash flows                        21,026,980       3,517,830
Discount at 10 percent                       (8,642,084)     (1,383,845)
                                           ------------    ------------
Standardized measure                       $ 12,384,896    $  2,133,985
                                           ============    ============

Summary of Changes in the Standardized Measure

                                                                  2002            2001
Balance, beginning of period                                 $  2,133,985    $          0
Changes in value of previous years reserves due to:
  Sale of oil and gas production, net of related cost          (2,927,679)       (114,190)
  Extension, discoveries and improved recovery, less
           related cost                                        12,294,650       2,248,175
    Accretion of discount                                         213,399               0
    Development costs incurred during the year                     29,246               0
    Change in estimated development cost                         (438,745)              0
    Revisions of previous estimates                            (2,065,423)              0
    Net change in price                                         2,021,234               0
  Timing and other                                              1,124,229               0
                                                             ------------    ------------
Balance, end of period                                       $ 12,384,896    $  2,133,985
                                                             ============    ============

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                INDEX TO EXHIBITS



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

   4.1.2             Amendment to Agreement of Partnership (filed as Exhibit
                     4.1.2 to Form 10-K, filed March 2001)

   10.1              Form of Drilling Program Agreement (filed as Exhibit 10.1
                     to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

   10.3              Form of Operating Agreement (filed as Exhibit 10.3 to
                     Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

   99.1* Certifications of Chief Executive Officer and Chief Financial Officer