Form 10-Q
period 2003-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2003-05-14
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

[ ]    TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

               Delaware                                         75-2926279
       -------------------------                           --------------------
       (State or jurisdiction of                             (I.R.S. Employer
     incorporation or organization)                       Identification Number)

   3901 South Broadway, Tyler, Texas                               75701
   ---------------------------------                               -----
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

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I - Financial Information

  Item 1. Financial Statements

          Balance Sheets -
            March 31, 2003 (Unaudited) and December 31, 2002 ........          3

          Statements of Income (Loss) (Unaudited) -
            For the three months ended March 31, 2003 and 2002 ......          4

          Statements of Cash Flows (Unaudited) -
            For the three months ended March 31, 2003 and 2002 ......          5

          Statement of Changes In Partners' Capital (Unaudited) -
            For the three months ended March 31, 2003 ...............          6

          Notes to Financial Statements .............................          7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................          9

  Item 4. Disclosure Controls and Procedures ........................         11

Part II-Other Information

  Item 1. Legal Proceedings .........................................         11

  Item 6. Exhibits and Reports on Form 8-K ..........................         11

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information

Item 1. Financial Statements

                                 BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                       March 31,       December 31,
                                                         2003              2002
                                                      ---------        ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents .......................   $    556,739       $     20,408
Accounts receivable, affiliate ..................      1,080,349          1,724,752
                                                    ------------       ------------
Total current assets ............................      1,637,088          1,745,160
                                                    ------------       ------------
Oil and gas properties at cost,
   full cost method .............................     14,523,753         14,017,226
Less accumulated depreciation,
   depletion and amortization ...................     (6,056,307)        (5,822,961)
                                                    ------------       ------------
                                                       8,467,446          8,194,265
                                                    ------------       ------------
    Total assets ................................   $ 10,104,534       $  9,939,425
                                                    ============       ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, affiliate .....................   $     89,517       $    233,602
                                                    ------------       ------------
Asset retirement obligation plugging liability ..        300,906                  0
                                                    ------------       ------------
Partners' capital
   General partners .............................      8,751,111          8,743,645
   Limited partners .............................        963,000            962,178
                                                    ------------       ------------
    Total partners' capital .....................      9,714,111          9,705,823
                                                    ------------       ------------
Total liabilities and partners' capital .........   $ 10,104,534       $  9,939,425
                                                    ============       ============


                     The accompanying notes are an integral
                        part of the financial statements.

                     MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                          STATEMENTS OF INCOME (LOSS)
               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)

                                                          2003             2002
                                                      -----------      -----------
Revenues and other income:
Oil and gas sales .................................   $ 1,537,141      $   386,906
Interest income ...................................           871           19,580
                                                      -----------      -----------
Total revenues and other income ...................     1,538,012          406,486
                                                      -----------      -----------
Expenses:
Lease operating expense ...........................        78,032           50,649
Production taxes ..................................       126,574           31,436
Administrative and general expense ................        44,108            9,259
Depreciation, depletion and amortization ..........       298,936          302,202
Cost ceiling write-down ...........................             0        2,152,691
Asset retirement obligation accretion .............         3,164                0
                                                      -----------      -----------
Net income (loss) before cumulative effect of
  accounting change ...............................       987,198       (2,139,751)
                                                      -----------      -----------
Cumulative effect of accounting change ............        48,590                0
                                                      -----------      -----------
Net income (loss) .................................   $ 1,035,788      $(2,139,751)
                                                      ===========      ===========
Allocation of net income (loss):
General partners ..................................   $   933,109      $(1,927,635)
                                                      -----------      -----------
Limited partners ..................................   $   102,679      $  (212,116)
                                                      -----------      -----------
Basic and diluted net income per general
  partner interest (13,513 interests outstanding) .   $     62.20      $   (128.51)
                                                      -----------      -----------
Basic and diluted net income per limited
  partner interest (1,487 interests outstanding) ..   $      6.85      $    (14.14)
                                                      -----------      -----------

                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                  2003              2002
                                                              -----------       -----------
Cash flows from operating activities:
   Net income (loss) ......................................   $ 1,035,788       $(2,139,751)
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of accounting change .............       (48,590)                0
       Depreciation, depletion and amortization ...........       298,936           302,202
       Cost ceiling write-down ............................             0         2,152,691
       Asset retirement obligation accretion ..............         3,164                 0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate ..................       644,403          (125,689)
         Accounts payable, affiliate ......................      (144,085)           10,702
                                                              -----------       -----------
     Net cash provided by operating activities ............     1,789,616           200,155
                                                              -----------       -----------
Cash flows from investing activities:
   Purchase of oil and gas properties .....................      (225,785)         (966,189)
                                                              -----------       -----------
     Net cash used in investing activities ................      (225,785)         (966,189)
                                                              -----------       -----------
Cash flows from financing activities:
   Cash distributions to partners .........................    (1,027,500)         (225,000)
                                                              -----------       -----------
Net cash used in financing activities .....................    (1,027,500)         (225,000)
                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents ......       536,331          (991,034)
Cash and cash equivalents, beginning of period ............        20,408         4,976,657
                                                              -----------       -----------
Cash and cash equivalents, end of period ..................   $   556,739       $ 3,985,623
                                                              ===========       ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                   For the three months ended March 31, 2003
                                   (Unaudited)

                                    General           Limited
                                    Partners          Partners           Total
                                    --------          --------           -----
Balance at December 31, 2002      $ 8,743,645       $   962,178       $ 9,705,823
Cash distributions                   (925,643)         (101,857)       (1,027,500)
Net income                            933,109           102,679         1,035,788
                                  -----------       -----------       -----------
Balance at March 31, 2003         $ 8,751,111       $   963,000       $ 9,714,111
                                  ===========       ===========       ===========


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2002, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2003, substantially all capitalized costs were subject to amortization, while at March 31, 2002, approximately $0.8 million of capitalized costs were excluded from amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


3.    Comprehensive Income

Total comprehensive income (loss) equals net income (loss) during each of the periods presented herein.


4.    Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 ("FAS 143"), "Accounting for Asset Retirement Obligations." This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership's oil and gas properties, and the associated asset retirement costs.

A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one- time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

Balance upon adoption at January 1, 2003      $297,742
Accretion expense                                3,164
                                              --------
Balance at March 31, 2003                     $300,906
                                              --------

5.    Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the "Partnership")was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 41 wells. 36 wells were productive and 5 wells were abandoned. Of the 36 productive wells, 35 were producing and 1 was plugged and abandoned at March 31, 2003.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,547,571 at March 31, 2003.

During the three months ended March 31, 2003, the Partnership made cash distributions to the investor partners in the amount of $1,027,500 as compared to $225,000 for the three months ended March 31, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

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

Results of Operations

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended March 31, 2003 totaled $1,537,141. Production volumes during the period were approximately 5,306 bbls of oil and 232,822 mcf of gas at corresponding average realized prices of $32.54 per bbl of oil and $5.86 per mcf of gas. Oil and gas revenues during the three months ended March 31, 2002 totaled $386,906. Production volumes during the period were approximately 254 bbls of oil and 201,072 mcf of gas at corresponding average realized prices of $18.14 per bbl of oil and $1.90 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil and gas production volumes and increased oil and gas prices. The increased production volumes were attributable to the addition of 3 New Mexico wells.

Interest Income. Interest income was $871 during the three month period ended March 31, 2003 as compared to $19,580 during the three months ended March 31, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2003 totaled $78,032 as compared to $50,649 for the period ended March 31, 2002. Production taxes during the period ended March 31, 2003 totaled $126,574 compared to $31,436 for the period ended March 31, 2002. Lease operating expense increased due to the increase in the number of wells producing in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization of $298,936 for the three month period ended March 31, 2003 was comparative to depreciation, depletion, and amortization of $302,202 for the three month period ended March 31, 2002. There was no cost ceiling write-down for the period ended March 31, 2003 compared to $2,152,691 for the period ended March 31, 2002.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2003 totaled $44,108 compared to $9,259 for the period ended March 31, 2002. The increase is primarily due to the increase in oil and gas revenues.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
4). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate of 4.25%. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one- time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the three months ended March 31, 2003, is as follows:

Balance upon adoption at January 1, 2003      $297,742
Accretion expense                                3,164
                                              --------
Balance at March 31, 2003                     $300,906
                                              --------

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and was effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership.

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


                                         MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                         By: Mewbourne Development Corporation
                                             Managing General Partner




Date: May 13, 2003                       By: /s/ Alan Clark
                                             ----------------------------------
                                             Alan Clark, Treasurer

CERTIFICATIONS

      I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 01- A, L.P.

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date:   May 13, 2003.

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

CERTIFICATIONS

      I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P. (the "Registrant"), certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mewbourne Energy Partners, 01- A, L.P.

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003.

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

                                CERTIFICATION OF
                   CURTIS W. MEWBOURNE/CHIEF EXECUTIVE OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                       PURSUANT TO 18 U.S.C. SECTION 1350


      I, Curtis W. Mewbourne, Chief Executive Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

      I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                         /s/ Curtis W. Mewbourne
                                         --------------------------------------
                                         Name: Curtis W. Mewbourne
                                         Date: May 13, 2003

                                CERTIFICATION OF
                     J. ROE BUCKLEY/CHIEF FINANCIAL OFFICER
                      OF MEWBOURNE DEVELOPMENT CORPORATION
                       PURSUANT TO 18 U.S.C. SECTION 1350


      I, J. Roe Buckley, Chief Financial Officer of Mewbourne Development Corporation, Managing General Partner of Mewbourne Energy Partners 01-A, L.P., (the "Registrant"), hereby certify that the accompanying report on Form 10-Q, for the quarterly period ended March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") by the Registrant fully complies with the requirements of that section.

      I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                       /s/ J. Roe Buckley
                                       ---------------------------------------
                                       Name: J. Roe Buckley
                                       Date: May 13, 2003