Form 10-Q
period 2003-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2003-08-14
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


                 Delaware                                        75-2926279
----------------------------------------                  ----------------------
       (State or jurisdiction of                              (I.R.S. Employer
     incorporation or organization)                       Identification Number)

3901 South Broadway, Tyler, Texas                                 75701
----------------------------------------                  ----------------------
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

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.



                                      INDEX

                                                                      Page No.
Part I - Financial Information

  Item 1.   Financial Statements

            Balance Sheets -                                             3
              June 30, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Loss) (Unaudited) -                    4
              For the three months ended June 30, 2003 and 2002
                 and the six months ended June 30, 2003 and 2002

            Statements of Cash Flows (Unaudited) -                       5
              For the six months ended June 30, 2003 and 2002

            Statement of Changes In Partners' Capital (Unaudited) -      6
              For the six months ended June 30, 2003

            Notes to Financial Statements                                7

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9

  Item 4.   Disclosure Controls and Procedures                          12


Part II - Other Information

  Item 1.   Legal Proceedings                                           12

  Item 6.   Exhibits and Reports on Form 8-K                            12

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information

Item 1. Financial Statements


                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                     June 30,        December 31,
                                                      2003               2002
                                                   ------------      ------------
                                                   (Unaudited)
ASSETS

Cash and cash equivalents                          $    511,129      $     20,408
Accounts receivable, affiliate                          764,812         1,724,752
                                                   ------------      ------------
Total current assets                                  1,275,941         1,745,160
                                                   ------------      ------------

Oil and gas properties at cost,
   full cost method                                  14,611,145        14,017,226
Less accumulated depreciation,
   depletion and amortization                        (6,339,180)       (5,822,961)
                                                   ------------      ------------
                                                      8,271,965         8,194,265
                                                   ------------      ------------

    Total assets                                   $  9,547,906      $  9,939,425
                                                   ============      ============



LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                        $    108,533      $    233,602
                                                   ------------      ------------

Asset retirement obligation plugging liability          305,887                 0
                                                   ------------      ------------

Partners' capital
   General partners                                   8,228,045         8,743,645
   Limited partners                                     905,441           962,178
                                                   ------------      ------------
    Total partners' capital                           9,133,486         9,705,823
                                                   ------------      ------------

Total liabilities and partners' capital            $  9,547,906      $  9,939,425
                                                   ============      ============



                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                          STATEMENTS OF INCOME (LOSS)
               For the three months ended June 30, 2003 and 2002,
                and the six months ended June 30, 2003 and 2002
                                  (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                         June 30,
                                                 ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                 -----------     -----------     -----------     -----------
Revenues and other income:

Oil and gas sales                                $ 1,133,136     $ 1,141,537     $ 2,670,277     $ 1,528,443
Interest income                                        1,646           9,729           2,517          29,309
                                                 -----------     -----------     -----------     -----------
Total revenues and other income                    1,134,782       1,151,266       2,672,794       1,557,752
                                                 -----------     -----------     -----------     -----------

Expenses:

Lease operating expense                               91,291          68,731         169,323         119,380
Production taxes                                      90,631          90,638         217,205         122,074
Administrative and general expense                    67,423          19,032         111,531          28,291
Depreciation, depletion and amortization             282,874         420,507         581,810         722,709
Cost ceiling write-down                                    0               0               0       2,152,691
Asset retirement obligation accretion                  3,188               0           6,352               0
                                                 -----------     -----------     -----------     -----------

Net income (loss)before cumulative effect of         599,375         552,358       1,586,573      (1,587,393)
                                                 -----------     -----------     -----------     -----------
            accounting change

Cumulative effect of accounting change                     0               0          48,590               0
                                                 -----------     -----------     -----------     -----------

Net income (loss)                                $   599,375     $   552,358     $ 1,635,163     $(1,587,393)
                                                 ===========     ===========     ===========     ===========

Allocation of net income (loss):

General partners                                 $   539,958     $   497,602     $ 1,473,068     $(1,430,033)
                                                 -----------     -----------     -----------     -----------
Limited partners                                 $    59,417     $    54,756     $   162,095     $  (157,360)
                                                 -----------     -----------     -----------     -----------

Basic and diluted net income (loss) per
 limited and general partner interest
 (15,000 interests outstanding)                  $     39.96     $     36.82     $    109.01     $   (105.83)
                                                 -----------     -----------     -----------     -----------

                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.


                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                2003             2002
                                                             -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                         $ 1,635,163      $(1,587,393)
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of accounting change                    (48,590)               0
       Depreciation, depletion and amortization                  581,810          722,709
       Cost ceiling write-down                                         0        2,152,691
       Asset retirement obligation accretion                       6,352                0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                         959,940         (575,886)
         Accounts payable, affiliate                            (125,069)         228,259
                                                             -----------      -----------
     Net cash provided by operating activities                 3,009,606          940,380
                                                             -----------      -----------

Cash flows from investing activities:
   Additions to oil and gas properties                          (311,385)      (3,276,784)
                                                             -----------      -----------
     Net cash used in investing activities                      (311,385)      (3,276,784)
                                                             -----------      -----------

Cash flows from financing activities:
   Cash distributions to partners                             (2,207,500)        (780,000)
                                                             -----------      -----------
 Net cash used in financing activities                        (2,207,500)        (780,000)
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents             490,721       (3,116,404)

Cash and cash equivalents, beginning of period                    20,408        4,976,657
                                                             -----------      -----------

Cash and cash equivalents, end of period                     $   511,129      $ 1,860,253
                                                             ===========      ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     For the six months ended June 30, 2003
                                   (Unaudited)

                                   General         Limited
                                   Partners        Partners           Total
                                 -----------      -----------      -----------
Balance at December 31, 2002     $ 8,743,645      $   962,178      $ 9,705,823
Cash distributions                (1,988,668)        (218,832)      (2,207,500)
Net income                         1,473,068          162,095        1,635,163
                                 -----------      -----------      -----------
Balance at June 30, 2003         $ 8,228,045      $   905,441      $ 9,133,486
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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2003 and June 30, 2002 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.


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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one-time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $297,742
Liabilities incurred                            1,793
Accretion expense                               6,352
                                             --------

Balance at June 30, 2003                     $305,887
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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 42 wells. 37 wells were productive and 5 wells were abandoned. Of the 37 productive wells, 36 were producing and 1 was plugged and abandoned at June 30, 2003.

Operations will be conducted with available funds and revenues generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,167,408 at June 30, 2003.

During the six months ended June 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $2,207,500 as compared to $780,000 for the six months ended June 30, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are received.

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


Results of Operations

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended June 30, 2003 totaled $1,133,136. Production volumes during the period were approximately 4,023 bbls of oil and 203,051 mcf of gas at corresponding average realized prices of $27.99 per bbl of oil and $5.03 per mcf of gas. Oil and gas revenues during the three months ended June 30, 2002 totaled $1,141,537. Production volumes during the period were approximately 1,201 bbls of oil and 368,176 mcf of gas at corresponding average realized prices of $24.42 per bbl of oil and $3.02 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased oil and gas prices. The increased oil production volumes were attributable to the addition of 3 New Mexico wells.

Interest Income. Interest income was $1,646 during the three month period ended June 30, 2003 as compared to $9,729 during the three months ended June 30, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2003 totaled $91,291 as compared to $68,731 for the period ended June 30, 2002. Production taxes during the period ended June 30, 2003 totaled $90,631 compared to $90,638 for the period ended June 30, 2002. Lease operating expense increased due to the increase in the number of wells producing in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended June 30, 2003 totaled $282,874 compared to $420,507 for the three month period ended June 30, 2002. The decrease is primarily due to the change in oil and gas prices.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2003 totaled $67,423 compared to $19,032 for the period ended June 30, 2002. The increase is primarily due to the increase in oil and gas revenues.


Six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Oil and gas revenues. Oil and gas revenues during the six months ended June 30, 2003 totaled $2,670,277. Production volumes during the period were approximately 9,328 bbls of oil and 435,873 mcf of gas at corresponding average realized prices of $30.57 per bbl of oil and $5.47 per mcf of gas. Oil and gas revenues during the six months ended June 30, 2002 totaled $1,528,443. Production volumes during the period were approximately 1,455 bbls of oil and 569,248 mcf of gas at corresponding average realized prices of $23.32 per bbl of oil and $2.63 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and increased oil and gas prices. The increased oil production volumes were attributable to the addition of 3 New Mexico wells.

Interest Income. Interest income was $2,517 during the six month period ended June 30, 2003 as compared to $29,309 during the six months ended June 30, 2002. The decrease is primarily due to the decrease in capital available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2003 totaled $169,323 as compared to $119,380 for the period ended June 30, 2002. Production taxes during the period ended June 30, 2003 totaled $217,205 compared to $122,074 for the period ended June 30, 2002. Lease operating expense increased due to the increase in the number of wells producing in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six month period ended June 30, 2003 totaled $581,810 compared to $722,709 for the six month period ended June 30, 2002. The decrease is primarily due to the change in oil and gas prices. There was no cost ceiling write-down for the period ended June 30, 2003 compared to $2,152,691 for the period ended June 30, 2002.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2003 totaled $111,531 compared to $28,291 for the period ended June 30, 2002. The increase is primarily due to the increase in oil and gas revenues.


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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one-time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership's oil and gas properties.

Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $297,742
Liabilities incurred                            1,793
Accretion expense                               6,352
                                             --------

Balance at June 30, 2003                     $305,887
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





Part II - Other Information



Item 1. Legal Proceedings

          None.



Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                Exhibit
                Number       Description

                 31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                 31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                 32.1 Certification of Principal Executive Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of Principal Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                          MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                          By: Mewbourne Development Corporation
                                              Managing General Partner




Date: August 13, 2003                     By: /s/ Alan Clark
                                              ----------------------------------
                                              Alan Clark, Treasurer