Form 10-Q
period 2003-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2003-11-13
CIK 1136529

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       --------  --------

                          Commission File No. 333-57156

                      MEWBOURNE ENERGY PARTNERS 01-A, L.P.


          Delaware                                              75-2926279
------------------------------                            ----------------------
 (State or jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                            Identification Number)

3901 South Broadway, Tyler, Texas               75701
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                                      INDEX


                                                                                           Page No.
Part I - Financial Information

  Item 1.         Financial Statements

                  Balance Sheets -
                    September 30, 2003 (Unaudited) and December 31, 2002                          3

                  Statements of Income (Loss) (Unaudited) -
                    For the three months ended September 30, 2003 and 2002                        4
                           and the nine months ended September 30, 2003 and 2002

                  Statements of Cash Flows (Unaudited) -
                    For the nine months ended September 30, 2003 and 2002                         5

                  Statement of Changes In Partners' Capital (Unaudited) - For
                    the nine months ended September 30, 2003                                      6

                  Notes to Financial Statements                                                   7

  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             9

  Item 4. Disclosure Controls and Procedures                                                     12


Part II - Other Information

  Item 1.  Legal Proceedings                                                                     12

  Item 6.  Exhibits and Reports on Form 8-K                                                      12

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                         Part I - Financial Information

Item 1.  Financial Statements

                                 BALANCE SHEETS
                    September 30, 2003 and December 31, 2002


                                             September 30,        December 31,
                                                 2003                 2002
                                            ---------------      ---------------
                                              (Unaudited)
ASSETS

Cash and cash equivalents                   $        65,033      $        20,408
Accounts receivable, affiliate                      707,674            1,724,752
                                            ---------------      ---------------
Total current assets                                772,707            1,745,160
                                            ---------------      ---------------
Oil and gas properties at cost,
   full cost method                              15,200,946           14,017,226
Less accumulated depreciation,
   depletion and amortization                    (6,618,230)          (5,822,961)
                                            ---------------      ---------------
                                                  8,582,716            8,194,265
                                            ---------------      ---------------

    Total assets                            $     9,355,423      $     9,939,425
                                            ===============      ===============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate                 $       351,169      $       233,602
                                            ---------------      ---------------
Asset retirement obligation                         317,350                    0
                                            ---------------      ---------------
Partners' capital
   General partners                               7,825,732            8,743,645
   Limited partners                                 861,172              962,178
                                            ---------------      ---------------
    Total partners' capital                       8,686,904            9,705,823
                                            ---------------      ---------------
Total liabilities and partners' capital     $     9,355,423      $     9,939,425
                                            ===============      ===============


                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                           STATEMENTS OF INCOME (LOSS)
           For the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                     Three Months Ended               Nine months Ended
                                                        September 30,                    September 30,
                                                 ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                 -----------     -----------     -----------     -----------
Revenues and other income:

Oil and gas sales                                $   989,900     $   853,281     $ 3,660,177     $ 2,381,724
Interest income                                        1,071           6,374           3,588          35,683
                                                 -----------     -----------     -----------     -----------
Total revenues and other income                      990,971         859,655       3,663,765       2,417,407
                                                 -----------     -----------     -----------     -----------

Expenses:

Lease operating expense                               95,220          74,010         264,543         193,390
Production taxes                                      72,862          67,140         290,067         189,214
Administrative and general expense                    42,061          34,735         153,592          63,026
Depreciation, depletion and amortization             279,049         400,767         860,859       1,123,476
Cost ceiling write-down                                    0               0               0       2,152,691
Asset retirement obligation accretion                  3,361               0           9,713               0
                                                 -----------     -----------     -----------     -----------

Net income (loss)before cumulative effect of
         accounting change                           498,418         283,003       2,084,991      (1,304,390)
                                                 -----------     -----------     -----------     -----------

Cumulative effect of accounting change                     0               0          48,590               0
                                                 -----------     -----------     -----------     -----------

Net income (loss)                                $   498,418     $   283,003     $ 2,133,581     $(1,304,390)
                                                 ===========     ===========     ===========     ===========

Allocation of net income (loss):

General partners                                 $   449,009     $   254,948     $ 1,922,077     $(1,175,085)
                                                 -----------     -----------     -----------     -----------
Limited partners                                 $    49,409     $    28,055     $   211,504     $  (129,305)
                                                 -----------     -----------     -----------     -----------

Basic and diluted net income (loss) per
 limited and general partner interest
 (15,000 interests outstanding)                  $     33.23     $     18.87     $    142.24     $    (86.96)
                                                 -----------     -----------     -----------     -----------


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                 2003              2002
                                                             ------------      ------------
Cash flows from operating activities:

   Net income (loss)                                         $  2,133,581      $ (1,304,390)
   Adjustment to reconcile net income (loss) to net cash
     provided by operating activities:
       Cumulative effect of accounting change                     (48,590)                0
       Depreciation, depletion and amortization                   860,859         1,123,476
       Cost ceiling write-down                                          0         2,152,691
       Asset retirement obligation accretion                        9,713                 0
       Changes in operating assets and liabilities:
         Accounts receivables, affiliate                        1,017,078          (496,648)
         Accounts payable, affiliate                              117,567           177,901
                                                             ------------      ------------
     Net cash provided by operating activities                  4,090,208         1,653,030
                                                             ------------      ------------

Cash flows from investing activities:

   Additions to oil and gas properties                           (893,083)       (4,615,124)
                                                             ------------      ------------
     Net cash used in investing activities                       (893,083)       (4,615,124)
                                                             ------------      ------------

Cash flows from financing activities:

   Cash distributions to partners                              (3,152,500)       (1,634,000)
                                                             ------------      ------------
 Net cash used in financing activities                         (3,152,500)       (1,634,000)
                                                             ------------      ------------

Net increase (decrease) in cash and cash equivalents               44,625        (4,596,094)

Cash and cash equivalents, beginning of period                     20,408         4,976,657
                                                             ------------      ------------

Cash and cash equivalents, end of period                     $     65,033      $    380,563
                                                             ============      ============


                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 01-A, L. P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  For the nine months ended September 30, 2003
                                   (Unaudited)


                                    General           Limited
                                    Partners          Partners           Total
                                  ------------      ------------      ------------
Balance at December 31, 2002      $  8,743,645      $    962,178      $  9,705,823
Cash distributions                  (2,839,990)         (312,510)       (3,152,500)
Net income                           1,922,077           211,504         2,133,581
                                  ------------      ------------      ------------
Balance at September 30, 2003     $  7,825,732      $    861,172      $  8,686,904
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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2003 and September 30, 2002 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $297,742
Liabilities incurred                            9,895
Accretion expense                               9,713
                                             --------

Balance at September 30, 2003                $317,350
                                             --------

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the "Partnership")was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 43 wells. 38 wells were productive and 5 wells were abandoned. Of the 38 productive wells, 37 were producing and 1 was plugged and abandoned at September 30, 2003.

Additional drilling on the prospects and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $421,538 at September 30, 2003.

During the nine months ended September 30, 2003, the Partnership made cash distributions to the investor partners in the amount of $3,152,500 as compared to $1,634,000 for the nine months ended September 30, 2002. The Partnership expects that cash distributions will continue during 2003 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Oil and gas revenues. Oil and gas revenues during the three months ended September 30, 2003 totaled $989,900. Production volumes during the period were approximately 3,192 bbls of oil and 192,679 mcf of gas at corresponding average realized prices of $28.89 per bbl of oil and $4.66 per mcf of gas. Oil and gas revenues during the three months ended September 30, 2002 totaled $853,281. Production volumes during the period were approximately 772 bbls of oil and 325,897 mcf of gas at corresponding average realized prices of $24.98 per bbl of oil and $2.56 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and gas prices, partially offset by a decline in gas production. The increased oil production volumes were attributable to the addition of 3 New Mexico wells.

Interest Income. Interest income was $1,071 during the three month period ended September 30, 2003 as compared to $6,374 during the three months ended September 30, 2002. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2003 totaled $95,220 as compared to $74,010 for the period ended September 30, 2002. Production taxes during the period ended September 30, 2003 totaled $72,862 compared to $67,140 for the period ended September 30, 2002. Lease operating expense increased due to the increase in the number of wells producing in 2003 and the workover operations of one Oklahoma well in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended September 30, 2003 totaled $279,049 compared to $400,767 for the three month period ended September 30, 2002. The decrease is due to the change in value of the reserves caused by fluctuating oil and gas prices and the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2003 totaled $42,061 compared to $34,735 for the period ended September 30, 2002. The increase is primarily due to the increase in oil and gas revenues.

Nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Oil and gas revenues. Oil and gas revenues during the nine months ended September 30, 2003 totaled $3,660,177. Production volumes during the period were approximately 12,520 bbls of oil and 628,551 mcf of gas at corresponding average realized prices of $30.15 per bbl of oil and $5.22 per mcf of gas. Oil and gas revenues during the nine months ended September 30, 2002 totaled $2,381,724. Production volumes during the period were approximately 2,227 bbls of oil and 895,138 mcf of gas at corresponding average realized prices of $23.90 per bbl of oil and $2.60 per mcf of gas. Oil and gas revenues increased primarily due to the increase in oil production volumes and gas prices, partially offset by a decline in gas production. The increased oil production volumes were attributable to the addition of 3 New Mexico wells.

Interest Income. Interest income was $3,588 during the nine month period ended September 30, 2003 as compared to $35,683 during the nine months ended September 30, 2002. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2003 totaled $264,543 as compared to $193,390 for the period ended September 30, 2002. Production taxes during the period ended September 30, 2003 totaled $290,067 compared to $189,214 for the period ended September 30, 2002. Lease operating expense increased due to the increase in the number of wells producing in 2003 and the workover operations of one Oklahoma well in 2003. Production taxes increased due to increased oil and gas revenues in 2003.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine month period ended September 30, 2003 totaled $860,859 compared to $1,123,476 for the nine month period ended September 30, 2002. The decrease is due to the change in value of the reserves caused by fluctuating oil and gas prices and the decline in production volumes. There was no cost ceiling write-down for the period ended September 30, 2003 compared to $2,152,691 for the period ended September 30, 2002.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2003 totaled $153,592 compared to $63,026 for the period ended September 30, 2002. The increase is primarily due to the increase in oil and gas revenues.

Asset Retirement Obligation

In accordance with FAS 143, the Partnership has recognized an estimated liability for future oil and gas well plugging and abandonment costs (see Note
3). The estimated liability is based on historical experience and estimated well lives. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the nine months ended September 30, 2003, is as follows:

Balance upon adoption at January 1, 2003     $297,742
Liabilities incurred                            9,895
Accretion expense                               9,713
                                             --------

Balance at September 30, 2003                $317,350
                                             --------

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

Part II - Other Information

Item 1.  Legal Proceedings
                  None.

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits - filed herewith

                  31.1 Certification of CEO Pursuant ot Section 302 of Sarbanes-Oxley Act of 2002.

                  31.2 Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

                  32.1 Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                  32.2 Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

                                  MEWBOURNE ENERGY PARTNERS 01-A, L.P.

                                  By: Mewbourne Development Corporation
                                      Managing General Partner

Date: November 13, 2003           By: /s/ Alan Clark
                                      ------------------------------------------
                                      Alan Clark, Treasurer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
31.1              Certification of CEO Pursuant ot Section 302 of Sarbanes-Oxley
                  Act of 2002.

31.2              Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.

32.1              Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.

32.2              Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002.