Form 10-K
period 2003-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2004-03-30
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-57156

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Delaware	75-2926279

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None

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

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K: Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-57156.

PART I

ITEM 1. Business

Mewbourne Energy Partners 01-A, L.P. (the “Registrant”) is a limited partnership organized under the laws of the State of Delaware on February 23, 2001 (date of inception). Its managing general partner is Mewbourne Development Corporation, a Delaware corporation (“MD”).

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

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the selected financial data in Item 6 and the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

The Registrant has acquired interests in oil and gas prospects for the purpose of development drilling. At December 31, 2003, 38 wells had been drilled and were productive and 5 wells were drilled and abandoned. Of the 38 productive wells, 37 were producing and one was plugged and abandoned at December 31, 2003. The following table summarizes the Registrant’s drilling activity for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001(date of inception) through December 31, 2001:

	2003		2002		2001
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Oil and natural gas wells	2	.621	25	7.006	11	2.767
Non-productive wells	0	0	3	.865	2	.576

The sale of crude oil and natural gas produced by the Registrant will be affected by a number of factors that are beyond the Registrant’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Registrant.

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

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and gas exploration, development and production industry as a whole. Federal and state regulation of oil and gas operations generally includes drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2004, MOC employed 139 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 2. Properties

The Registrant’s properties consist primarily of leasehold interests in properties on which oil and gas wells-in-progress are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2003, 43 wells had been drilled and were productive and 5 wells were drilled and abandoned. Of the 38 productive wells, 37 were producing and one was plugged and abandoned at December 31, 2003.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2003 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2004, the Registrant had 15,000 outstanding limited and general partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the limited and general partnership interests.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2003 and 2002, were $3,807,500 and $2,539,000, respectively. No distributions were made during the period from February 23, 2001 (date of inception) through December 31, 2001.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001:

Operating results:	2003	2002	2001
Oil and gas sales	$4,502,684	$3,482,714	$130,944
Income (loss) before cumulative effect of accounting change	2,462,239	(728,095)	(2,027,082)
Cumulative effect of accounting change	48,590	0	0
Net income (loss)	$2,510,829	$(728,095)	$(2,027,082)
Basic and diluted income (loss) per limited and general partner interest (15,000 outstanding) before cumulative effect of accounting change	$164.15	$(48.54)	$(135.14)
Cumulative effect of accounting change	$3.24	$0	$0
Net income (loss)per limited and general partner interest (15,000 outstanding)	$167.39	$(48.54)	$(135.14)

At year end:
Total Assets	$9,101,476	$9,939,425	$12,983,672
Cash Distributions	$3,807,500	$2,539,000	$0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 01-A, L.P. (the “Registrant”) was organized as a Delaware limited partnership on February 23, 2001. The offering of limited and general partner interests began June 12, 2001 as part of an offering registered under the name Mewbourne Energy 01-02 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded August 28, 2001, with total investor partner contributions of $15,000,000.

The Registrant was formed to engage primarily in the business of drilling development wells, to produce and market crude oil and natural gas produced from such properties, to distribute any net proceeds from operations to the general and limited partners and to the extent necessary, acquire leases which contain drilling prospects. The economic life of the Registrant depends on the period over which the Registrant’s oil and gas reserves are economically recoverable.

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001:

	2003	2002	2001
Production:
Natural gas (MMcf)	808	1,148	61
Oil (MBbl)	14	6	.1
Natural gas equivalent (MMcfe)	892	1,184	62
% Natural gas	91%	97%	99%

	2003	2002	2001
Average sales price per unit
Natural gas (per Mcf)	$5.06	$2.89	$2.11
Oil (per Bbl)	30.15	26.10	19.27
Natural gas equivalent (per Mcfe)	5.05	2.94	2.11
Cost and expenses per Mcfe:
Lease operating	$.44	$.24	.13
Production taxes	.41	.23	.14
Administrative and general	.21	.09	.00
Depreciation, depletion and amortization	1.22	1.22	1.61
Cost ceiling write-down	—	1.82	34.37

Note: The Partnership was formed during the year 2001 and began drilling oil and gas wells. The majority of the wells were not drilled or completed until 2002 which accounts for the substantial increase in sales and production volumes during the year ended December 31, 2002.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Oil and natural gas sales. Oil and natural gas sales increased to $4,502,684 in 2003 from $3,482,714 in 2002. Production volumes decreased to 807,931 Mcf of gas in 2003 from 1,148,142 Mcf in 2002, while oil volumes increased to 13,628 Bbls in 2003 from 6,257 Bbls in 2002. Oil and gas revenues increased primarily due to the increase in oil production volumes and gas prices, partially offset by a decline in gas production. The increase oil production volumes were attributable to the addition of 3 New Mexico wells.

Interest income. Interest income decreased from $37,271 in 2002 to $3,914 in 2003 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense increased from $278,417 in 2002 to $392,365 in 2003. Lease operating expense increased due to the increase in the number of wells producing in 2003 and the workover operations of one Oklahoma well in 2003. Production taxes increased from $276,618 in 2002 to $362,687 in 2003. Production taxes increased due to increased oil and gas revenues for 2003.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $1,439,205 in 2002 to $1,085,542 in 2003. The decrease is due to the change in value of the reserves caused by fluctuating oil and gas prices and the decline in production volumes. There was no cost ceiling write-down for 2003 compared to $2,152,691 for 2002.

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

Liquidity and capital resources

Net cash decreased by $20,300 during the year ended December 31, 2003. Cash flows from operating activities were offset by funds utilized primarily for drilling and completion costs and cash distributions to partners. All wells for which funds have been committed have been drilled, therefore, future capital requirements will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgement of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership’s financial statements.

Organization and Related Party Transactions

The Partnership was organized on February 23, 2001. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

Reimbursement to MOC for supervision and other operator charges totaled $227,868, $814,743 and $267,348 for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Under this arrangement, $165,292, $88,433, and $0 were allocated to the Partnership during the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively.

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

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 8. Financial Statements and Supplementary Data

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Mewbourne Development Corporation (“MDC”), the Managing General Partner of the Partnership, maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MDC’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MDC’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MDC’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MDC carried out its evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing general partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly-owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

	Age as of
	December 31,
Name	2003	Position
Curtis W. Mewbourne	68	President and Director

J. Roe Buckley	41	Vice President and Chief Financial Officer

Alan Clark	51	Treasurer

Michael F. Shepard	57	Secretary and General Counsel

Dorothy M. Cuenod	43	Assistant Secretary and Director

Ruth M. Buckley	42	Assistant Secretary and Director

Julie M. Greene	40	Assistant Secretary and Director

          Curtis W. Mewbourne, age 68, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MOC and MD. He has operated as an independent oil and gas producer for the past 39 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

          J. Roe Buckley, age 41, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by MBank Dallas from 1985-1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

          Alan Clark, age 51, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

          Michael F. Shepard, age 57, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

          Dorothy Mewbourne Cuenod, age 43, received a B.A. Degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

          Ruth Mewbourne Buckley, age 42, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

          Julie Mewbourne Greene, age 40, received a B.A. in Business Administration from the University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

(b) Security ownership of management

The Registrant does not have any officers or directors. The managing general partner of the Registrant, MD, has the exclusive right and full authority to manage, control and administer the Registrant’s business. Under the Registrant’s Partnership Agreement, limited and general partners holding a majority of the outstanding limited and general partnership interests hdave the right to take certain actions, including the removal of the managing general partner. The Registrant is not aware of any current arrangement or activity that may lead to such removal.

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001:

	2003	2002	2001
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$393,160	$903,176	$267,348

The Registrant participates in oil and gas activities through a drilling program created by the Drilling Program Agreement (the “Program”). Pursuant to the Program, MD pays approximately 30% of the Program’s capital expenditures and approximately 40% of its operating and general and administrative expenses. The Registrant pays the remainder of the costs and expenses of the Program. In return, MD is allocated approximately 40% of the Program’s revenues.

PART IV

ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December 31,
	2003	2002	2001
Audit	$19,235	$19,316	$10,100
Tax Fees	3,515	3,305	3,317

	$22,750	$22,621	$13,417

The partnership has retained PricewaterhouseCoopers LLP as their independent auditors.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial statements
The following are filed as part of this annual report:

Report of Independent Auditors

Balance sheets as of December 31, 2003 and 2002

Statements of income (loss) for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

Statements of changes in partners’ capital for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

Statements of cash flows for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

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

/s/ Curtis W. Mewbourne	President/Director	March 29, 2004

Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President/Chief	March 29, 2004
Financial Officer
J. Roe Buckley

/s/ Alan Clark	Treasurer	March 29, 2004

Alan Clark

/s/ Dorothy M. Cuenod	Director	March 29, 2004

Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 29, 2004

Ruth M. Buckley

/s/ Julie M. Greene	Director	March 29, 2004

Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT AUDITORS

For the years ended December 31, 2003 and 2002, and for the period from
February 23, 2001 (date of inception) through December 31, 2001

Report of Independent Auditors

To the Partners of
Mewbourne Energy Partners 01-A, L.P.
and to the Board of Directors of
Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of income (loss), of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 29, 2004

Mewbourne Energy Partners 01-A, L. P.
BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
ASSETS
Cash	$108	$20,408
Accounts receivable, affiliates	562,581	1,724,752

Total current assets	562,689	1,745,160

Oil and gas properties at cost, full cost method	15,381,700	14,017,226
Less accumulated depreciation, depletion and amortization	(6,842,913)	(5,822,961)

	8,538,787	8,194,265

Total assets	$9,101,476	$9,939,425

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$371,612	$233,602

Asset retirement obligation plugging liability	320,712	0

Partners’ capital
General partners	7,575,514	8,743,645
Limited partners	833,638	962,178

Total partners’ capital	8,409,152	9,705,823

Total liabilities and partners’ capital	$9,101,476	$9,939,425

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF INCOME (LOSS)
For the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

	2003	2002	2001
Revenues and other income:
Oil and gas sales	$4,502,684	$3,482,714	$130,944
Interest income	3,914	37,271	89,873

	4,506,598	3,519,985	220,817

Expenses:
Lease operating expense	392,365	278,417	7,928
Production taxes	362,687	276,618	8,826
Administrative and general expense	190,690	101,149	80
Depreciation, depletion and amortization	1,085,542	1,439,205	99,915
Cost ceiling write-down	0	2,152,691	2,131,150
Asset retirement obligation accretion	13,075	0	0

	2,044,359	4,248,080	2,247,899

Income (loss) before cumulative effect of accounting change	2,462,239	(728,095)	(2,027,082)
Cumulative effect of accounting change	48,590	0	0
Net income (loss)	$2,510,829	$(728,095)	$(2,027,082)

Allocation of net income (loss):
General partners	$2.261.928	$(655,918)	$(1,826,131)

Limited partners	$248,901	$(72,177)	$(200,951)

Basic and diluted income (loss) per limited and general partner interest (15,000 outstanding) before cumulative effect of accounting change	$164.15	$(48.54)	$(135.14)

Cumulative effect of accounting change	$3.24	$0	$0

Basic and diluted net income (loss) per limited and general partner interest (15,000 outstanding)	$167.39	$(48.54)	$(135.14)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

	General	Limited
	Partners	Partners	Total
Balance at February 23, 2001 (date of inception)	$0	$0	$0
Contributions	13,513,000	1,487,000	15,000,000
Net loss	(1,826,131)	(200,951)	(2,027,082)

Balance at December 31, 2001	$11,686,869	$1,286,049	$12,972,918
Cash distributions	(2,287,306)	(251,694)	(2,539,000)
Net loss	(655,918)	(72,177)	(728,095)

Balance at December 31, 2002	8,743,645	962,178	9,705,823
Cash distributions	(3,430,059)	(377,441)	(3,807,500)
Net income	2,261,928	248,901	2,510,829

Balance at December 31, 2003	$7,575,514	$833,638	$8,409,152

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,510,829	$(728,095)	$(2,027,082)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	(48,590)	0	0
Depreciation, depletion and amortization	1,085,542	1,439,205	99,915
Cost ceiling write-down	0	2,152,691	2,131,150
Asset retirement obligation accretion	13,075	0	0
Changes in operating assets and liabilities:
Accounts receivable, affiliate	1,162,171	(1,595,940)	(128,812)
Accounts payable, affiliate	138,010	222,848	10,754

Net cash provided by operating activities	4,861,037	1,490,709	85,925

Cash flows from investing activities:
Purchase of oil and gas properties	(1,073,837)	(3,907,958)	(10,049,549)
Prepaid well cost	0	0	(59,719)

Net cash used in investing activities	(1,073,837)	(3,907,958)	(10,109,268)

Cash flows from financing activities:
Capital contributions from partners	0	0	15,000,000
Cash distributions to partners	(3,807,500)	(2,539,000)	0

Net cash provided by (used in) financing activities	(3,807,500)	(2,539,000)	15,000,000

Net increase (decrease) in cash	(20,300)	(4,956,249)	4,976,657
Cash, beginning of period	20,408	4,976,657	0

Cash, end of period	$108	$20,408	$4,976,657

     The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.
NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to wide seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units -of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2003 and 2002, substantially all capitalized costs were subject to amortization, while at December 31, 2001, approximately $5.7 million of capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to an annual ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. Cost ceiling write-downs of $2,152,691 and $2,131,150 were recorded for the years ended December 31, 2002 and 2001, respectively. There was no cost ceiling write-down in 2003.

Significant estimates inherent in the partnership’s financial statements include the estimate of oil and gas reserves as reported in the footnotes to the financial statements. Changes in oil and gas prices, changes in production estimates and the success or failure of future development activities could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion and amortization, and the ceiling test for the Registrants oil and gas properties.

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

Cash

The Partnership maintains all its cash in one financial institution.

Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This statement changes financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership’s oil and gas properties, and the associated asset retirement costs.

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

The following pro forma data summarizes our net loss as if the provisions of SFAS 143 had been applied as of January 1, 2001:

	Year Ended	Year Ended
	December 31, 2001	December 31, 2002
Net loss, as reported	$(2,027,082)	$(728,095)
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(2,331)	3,101

Pro forma net loss	$(2,029,413)	$(724,994)

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the year ended December 31, 2003, is as follows:

Balance upon adoption at January 1, 2003	$297,742
Liabilities incurred	9,895
Accretion expense	13,075

Balance at December 31, 2003	$320,712

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2003, 2002 and 2001, no material gas imbalances between the Partnership and other working interest owners existed.

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

Reimbursement to MOC for supervision and other operator charges totaled $227,868, $814,743 and $267,348 for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively. Services and operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Under this arrangement, $165,292, $88,433, and $0 were allocated to the Partnership during the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively.

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

(1) As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less that 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The partnership’s financial statements reflect its respective proportionate interest in the Program.

3.       Reconciliation of Net Income (Loss) Per Statements of Income (Loss) With Net Income (Loss) Per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of income (loss) with the net income (loss) per federal income tax return for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001:

	2003	2002	2001
Net income (loss) per statement of income (loss)	$2,510,829	$(728,095)	$(2,027,082)
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(904,321)	(2,635,764)	(8,337,695)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(30)	(166,957)	(750,519)
Depreciation, depletion and amortization for financial reporting purposes over amounts for tax reporting purposes	615,040	848,296	(3,841)
Cost ceiling write-down for financial reporting purposes	0	2,152,691	2,131,150
Gain on sale of oil and gas equipment recognized for tax purposes	20,075	81,146	0
ARO accretion expense for financial reporting purposes	13,075	0	0
Change in accounting principles for financial reporting purposes	(48,590)	0	0
Other	0	(0)	0

Net income (loss) per federal income tax return before tentative tax depletion	$2,206,078	$(448,683)	$(8,987,987)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $7,322,224, $6,681,493 and $6,960,905 at December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively.

4.	Recently Issued Accounting Standards:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and is effective for the Partnership beginning January 1, 2003. The adoption of FAS 146 did not have a material impact on the Partnership’s financial statements.

5.	Supplemental Oil and Gas Information (Unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil an Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001:

	2003	2002	2001
Costs incurred for the year:
Development	$1,073,837	$3,967,677	$10,049,549

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Cost of oil and natural gas properties at year end:
Producing assets-Proved properties	$15,017,332	$14,017,226
Asset retirement obligation	290,637	0
Incomplete construction-Unproved properties	73,731	0

Total capitalized cost	15,381,700	14,017,226
Accumulated depletion	(6,842,913)	(5,822,961)

Net capitalized costs	$8,538,787	$8,194,265

Depreciation, depletion, and amortization per one thousand cubic feet of gas equivalent was $1.22, $1.22, and $1.61 for the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001, respectively.

Although certain wells had been drilled, completed and began producing in December 2001, a majority of the wells were drilled and completed subsequent to December 31, 2001.

Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants and MOC’s petroleum reservoir engineers. The Partnership considers reserve estimates to be reasonable, however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2003. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil	Natural Gas
	and Condensate	(Thousands
	(bbls of Oil)	of Cubic Feet)
Balance at February 23, 2001 (date of inception)	0	0
Extension, discoveries and other additions	4,000	2,692,000
Production	0	(61,000)

Balance at December 31, 2001 (1)	4,000	2,631,000
Revisions to previous estimates	(1,000)	(573,000)
Extension, discoveries and other additions	50,000	6,429,000
Production	(6,000)	(1,148,000)

Balance at December 31, 2002 (1)	47,000	7,339,000
Revisions to previous estimates	(12,000)	(253,000)
Extension, discoveries and other additions	6,000	389,000
Production	(14,000)	(808,000)

Balance at December 31, 2003 (1)	27,000	6,667,000

(1)	All of these reserves are categorized as proved developed as of December 31, 2003, 2002, and 2001.

Standardized Measure of Discounted Future Net Cash Flows:

For the years ended December 31, 2003 and 2002, and for the period from February 23, 2001 (date of inception) through December 31, 2001

The Standardized measure of discounted future net cash flows from estimated production of proved oil and gas reserves is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). In computing this data, assumptions other than those mandated by SFAS No. 69 could produce substantially different results. The Partnership cautions against viewing this information as a forecast of future economic conditions, revenues, or fair value.

The standardized measure has been prepared assuming year-end selling prices, year end development and production cost and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies — Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $31.14 per barrel of oil and $5.68 per MCF of gas as of December 31, 2003, $28.03 per barrel of oil and $4.03 per MCF of gas as of December 31, 2002, and $17.10 per barrel of oil and $2.00 per MCF of gas as of December 31, 2001.

	2003	2002	2001
Future cash inflows	$38,293,059	$30,517,006	$5,322,042
Future production cost	(12,163,581)	(9,004,910)	(1,728,595)
Future development cost (1)	(116,117)	(485,116)	(75,617)

Future net cash flows	26,013,361	21,026,980	3,517,830
Discount at 10 percent	(12,880,137)	(8,642,084)	(1,383,845)

Standardized measure	$13,133,224	$12,384,896	$2,133,985

(1) 2003 includes $125,284 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of Changes in the Standardized Measure

	2003	2002	2001
Balance, beginning of period	$12,384,896	$2,133,985	$0
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(3,747,632)	(2,927,679)	(114,190)
Extension, discoveries and improved recovery, less related cost	817,532	12,294,650	2,248,175
Accretion of discount	1,238,490	213,399	0
Estimated development costs incurred during the year	755,531	29,246	0
Change in estimated future development cost	(386,532)	(438,745)	0
Revisions of previous estimates	(630,127)	(2,065,423)	0
Net change in price	4,642,736	2,021,234	0
Timing and other	(1,941,670)	1,124,229	0

Balance, end of period	$13,133,224	$12,384,896	$2,133,985

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 14(a)3.

Exhibit No.	Description

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporate herein by reference)
3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)
4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)
4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2001)
10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)
10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CfO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.