Form 10-Q
period 2004-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2004-05-14
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-57156

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Delaware	75-2926279

(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Mewbourne Energy Partners 01-A, L. P.

Mewbourne Energy Partners 01-A, L. P.

Part I — Financial Information

Item 1. Financial Statements

BALANCE SHEETS
March 31, 2004 and December 31, 2003

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,999	$108
Accounts receivable, affiliate	500,470	562,581

Total current assets	528,469	562,689

Oil and gas properties at cost, full cost method	15,346,637	15,381,700
Less accumulated depreciation, depletion and amortization	(7,036,383)	(6,842,913)

	8,310,254	8,538,787

Total assets	$8,838,723	$9,101,476

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$366,571	$371,612

Asset retirement obligation plugging liability	312,141	320,712

Total limited partners’ capital	8,160,011	8,409,152

Total liabilities and partners’ capital	$8,838,723	$9,101,476

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues and other income:
Oil and gas sales	$825,361	$1,537,141
Interest income	188	871

Total revenues and other income	825,549	1,538,012

Expenses:
Lease operating expense	84,607	78,032
Production taxes	65,271	126,574
Administrative and general expense	37,752	44,108
Depreciation, depletion and amortization	193,470	298,936
Asset retirement obligation accretion	2,589	3,164

Income before cumulative effect of	441,860	987,198
accounting change
Cumulative effect of accounting change	—	48,590

Net income	$441,860	$1,035,788

Basic and diluted income per limited partner interest (15,000 interests outstanding) before cumulative effect of accounting change	$29.46	$65.81

Cumulative effect of accounting change	$—	$3.24

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$29.46	$69.05

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$441,860	$1,035,788
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(48,590)
Depreciation, depletion and amortization	193,470	298,936
Asset retirement obligation accretion	2,589	3,164
Changes in operating assets and liabilities:
Accounts receivables, affiliate	62,111	644,403
Accounts payable, affiliate	(5,041)	(144,085)

Net cash provided by operating activities	694,989	1,789,616

Cash flows from investing activities:
Additions to oil and gas properties	—	(225,785)
Proceeds from sale of oil and gas properties	23,903	—

Net cash provided by (used in) investing activities	23,903	(225,785)

Cash flows from financing activities:
Cash distributions to partners	(691,001)	(1,027,500)

Net cash used in financing activities	(691,001)	(1,027,500)

Net increase in cash and cash equivalents	27,891	536,331
Cash and cash equivalents, beginning of period	108	20,408

Cash and cash equivalents, end of period	$27,999	$556,739

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2004
(Unaudited)

Limited
Partners
Total
Balance at December 31, 2003	$8,409,152
Cash distributions	(691,001)
Net income	441,860

Balance at March 31, 2004	$8,160,011

The accompanying notes are an integral
part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership formed on February 23, 2001, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000. During the quarter ended March 31, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2004 and 2003 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one-time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership’s oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	2,589	13,075

Balance, end of period	$312,141	$320,712

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the “Partnership”) was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000. During the quarter ended March 31, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at March 31, 2004.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $161,898 at March 31, 2004.

During the three months ended March 31, 2004, the Partnership made cash distributions to the investor partners in the amount of $691,001 as compared to $1,027,500 for the three months ended March 31, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors which are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Oil and gas revenues. Oil and gas revenues during the three months ended March 31, 2004 totaled $825,361. Production volumes during the period were approximately 1,489 bbls of oil and 151,448 mcf of gas at corresponding average realized prices of $32.52 per bbl of oil and $5.13 per mcf of gas. Oil and gas revenues during the three months ended March 31, 2003 totaled $1,537,141. Production volumes during the period were approximately 5,306 bbls of oil and 232,822 mcf of gas at corresponding average realized prices of $32.54 per bbl of oil and $5.86 per mcf of gas. Oil and gas revenues decreased primarily due to the decrease in oil and gas production volumes and gas prices.

Interest Income. Interest income was $188 during the three month period ended March 31, 2004 as compared to $871 during the three months ended March 31, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2004 totaled $84,607 as compared to $78,032 for the period ended March 31, 2003. Production taxes during the period ended March 31, 2004 totaled $65,271 compared to $126,574 for the period ended March 31, 2003. Lease operating expense increased due to the increase in the number of wells producing in 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended March 31, 2004 totaled $193,470 compared to $298,936 for the three month period ended March 31, 2003. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2004 totaled $37,752 compared to $44,108 for the period ended March 31, 2003. The decrease is due to the decrease in oil and gas revenues.

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

Upon adoption of FAS 143 on January 1, 2003, the Partnership recorded a discounted liability of $297,742, increased the net full cost pool by $346,332 and recognized a one-time cumulative effect adjustment of $(48,590). The increase in the net full cost pool included $182,214 for the reversal of accumulated depreciation related to the inclusion of estimated salvage value of equipment on the Partnership’s oil and gas properties. Prior to the adoption of FAS 143, the Partnership assumed salvage value approximated plugging and abandonment costs and as a result was not included in the full cost pool.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	2,589	13,075

Balance, end of period	$312,141	$320,712

Item 4.	Disclosure Controls and Procedures

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

Part II — Other Information

Item 1. Legal Proceedings

     None.

Item 6.	Exhibits and Reports on Form 8-K

     (a) Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K — none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: May 14, 2004	By:	/s/ Alan Clark

Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.