Form 10-Q
period 2004-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2004-08-13
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Mewbourne Energy Partners 01-A, L. P.

Mewbourne Energy Partners 01-A, L. P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash	$128	$108
Accounts receivable, affiliate	549,511	562,581

Total current assets	549,639	562,689

Oil and gas properties at cost, full cost method	15,364,651	15,381,700
Less accumulated depreciation, depletion and amortization	(7,236,963)	(6,842,913)

	8,127,688	8,538,787

Total assets	$8,677,327	$9,101,476

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$336,291	$371,612

Asset retirement obligation plugging liability	315,302	320,712

Total limited partners’ capital	8,025,734	8,409,152

Total liabilities and partners’ capital	$8,677,327	$9,101,476

The accompanying notes are an integral

part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2004 and 2003 and

the six months ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues and other income:
Oil and gas sales	$811,735	$1,133,136	$1,637,096	$2,670,277
Interest income	93	1,646	281	2,517

Total revenues and other income	811,828	1,134,782	1,637,377	2,672,794

Expenses:
Lease operating expense	83,169	91,291	167,776	169,323
Production taxes	65,564	90,631	130,835	217,205
Administrative and general expense	43,143	67,423	80,895	111,531
Depreciation, depletion and amortization	200,580	282,874	394,050	581,810
Asset retirement obligation accretion	3,161	3,188	5,750	6,352

Income before cumulative effect of accounting change	416,211	599,375	858,071	1,586,573

Cumulative effect of accounting change	—	—	—	48,590

Net income	$416,211	$599,375	$858,071	$1,635,163

Basic and diluted income per limited partner interest (15,000 interests outstanding) before cumulative effect of accounting change	$27.75	$39.96	$57.20	$105.77

Cumulative effect of accounting change	$—	$—	$—	$3.24

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$27.75	$39.96	$57.20	$109.01

The accompanying notes are an integral

part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$858,071	$1,635,163
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(48,590)
Depreciation, depletion and amortization	394,050	581,810
Asset retirement obligation accretion	5,750	6,352
Changes in operating assets and liabilities:
Accounts receivables, affiliate	13,070	959,940
Accounts payable, affiliate	(35,321)	(125,069)

Net cash provided by operating activities	1,235,620	3,009,606

Cash flows from investing activities:
Additions to oil and gas properties	—	(311,385)
Proceeds from sale of oil and gas properties	5,889	—

Net cash provided by (used in) investing activities	5,889	(311,385)

Cash flows from financing activities:
Cash distributions to partners	(1,241,489)	(2,207,500)

Net cash used in financing activities	(1,241,489)	(2,207,500)

Net increase in cash and cash equivalents	20	490,721

Cash and cash equivalents, beginning of period	108	20,408

Cash and cash equivalents, end of period	$128	$511,129

The accompanying notes are an integral

part of the financial statements.

Mewbourne Energy Partners 01-A, L. P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2004

(Unaudited)

Limited Partners Total
Balance at December 31, 2003	$8,409,152
Cash distributions	(1,241,489)
Net income	858,071

Balance at June 30, 2004	$8,025,734

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership formed on February 23, 2001, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000. During the quarter ended June 30, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and nonproductive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2004 and 2003 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a periodic ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	5,750	13,075

Balance, end of period	$315,302	$320,712

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the “Partnership”) was formed February 23, 2001. The offering of limited and general partnership interests began on June 12, 2001 and concluded on August 28, 2001, with investor partner contributions of $15,000,000. During the quarter ended June 30, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at June 30, 2004.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $213,348 at June 30, 2004.

During the six months ended June 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $1,241,489 as compared to $2,207,500 for the six months ended June 30, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

Oil and gas revenues. Oil and gas revenues during the three months ended June 30, 2004 totaled $811,735. Production volumes during the period were approximately 1,579 bbls of oil and 140,514 mcf of gas at corresponding average realized prices of $37.44 per bbl of oil and $5.36 per mcf of gas. Oil and gas revenues during the three months ended June 30, 2003 totaled $1,133,136. Production volumes during the period were approximately 4,023 bbls of oil and 203,051 mcf of gas at corresponding average realized prices of $27.99 per bbl of oil and $5.03 per mcf of gas. Oil and gas revenues decreased primarily due to the decrease in gas production volumes offset by higher oil and gas prices.

Interest Income. Interest income was $93 during the three month period ended June 30, 2004 as compared to $1,646 during the three months ended June 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2004 totaled $83,169 as compared to $91,291 for the period ended June 30, 2003. Production taxes during the period ended June 30, 2004 totaled $65,564 compared to $90,631 for the period ended June 30, 2003. Lease operating expense decreased due to more well repair and maintenance expenses for various wells in the period ended June 30, 2003 offset by an increase in the number of wells producing in 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three month period ended June 30, 2004 totaled $200,580 compared to $282,874 for the three month period ended June 30, 2003. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2004 totaled $43,143 compared to $67,423 for the period ended June 30, 2003. The decrease is due to the decrease in oil and gas revenues.

Six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Oil and gas revenues. Oil and gas revenues during the six months ended June 30, 2004 totaled $1,637,096. Production volumes during the period were approximately 3,068 bbls of oil and 291,962 mcf of gas at corresponding average realized prices of $35.05 per bbl of oil and $5.24 per mcf of gas. Oil and gas revenues during the six months ended June 30, 2003 totaled $2,670,277. Production volumes during the period were approximately 9,328 bbls of oil and 435,873 mcf of gas at corresponding average realized prices of $30.57 per bbl of oil and $5.47 per mcf of gas. Oil and gas revenues decreased primarily due to the decrease in gas production volumes offset by higher oil prices.

Interest Income. Interest income was $281 during the six month period ended June 30, 2004 as compared to $2,517 during the six months ended June 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2004 totaled $167,776 as compared to $169,323 for the period ended June 30, 2003. Production taxes during the period ended June 30, 2004 totaled $130,835 compared to $217,205 for the period ended June 30, 2003. Lease operating expense decreased due to more well repair and maintenance expenses for various wells in the period ended June 30, 2003 offset by an increase in the number of wells producing in 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six month period ended June 30, 2004 totaled $394,050 compared to $581,810 for the six month period ended June 30, 2003. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2004 totaled $80,895 compared to $111,531 for the period ended June 30, 2003. The decrease is due to the decrease in oil and gas revenues.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	5,750	13,075

Balance, end of period	$315,302	$320,712

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

Mewbourne Energy Partners 01-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 13, 2004	By:	/s/ Alan Clark
Alan Clark, Treasurer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.