Form 10-Q
period 2004-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2004-11-12
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-57156

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Delaware	75-2926279
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas 75701

(Address of principal executive offices)(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash	$3,271	$108
Accounts receivable, affiliate	435,567	562,581

Total current assets	438,838	562,689

Oil and gas properties at cost, full cost method	15,368,743	15,381,700
Less accumulated depreciation, depletion and amortization	(7,404,154)	(6,842,913)

	7,964,589	8,538,787

Total assets	$8,403,427	$9,101,476

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$288,902	$371,612

Asset retirement obligation plugging liability	318,462	320,712

Total limited partners’ capital	7,796,063	8,409,152

Total liabilities and partners’ capital	$8,403,427	$9,101,476

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2004 and 2003, and

the nine months ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues and other income:

Oil and gas sales	$665,555	$989,900	$2,302,651	$3,660,177
Interest income	88	1,071	369	3,588

Total revenues and other income	665,643	990,971	2,303,020	3,663,765

Expenses:

Lease operating expense	109,723	95,220	277,499	264,543
Production taxes	54,417	72,862	185,252	290,067
Administrative and general expense	31,955	42,061	112,850	153,592
Depreciation, depletion, and amortization	167,191	279,049	561,241	860,859
Asset retirement obligation accretion	3,160	3,361	8,910	9,713

Income before cumulative effect of accounting change	299,197	498,418	1,157,268	2,084,991

Cumulative effect of accounting change	—	—	—	48,590

Net income	$299,197	$498,418	$1,157,268	$2,133,581

Basic and diluted income per limited partner interest (15,000 interests outstanding) before cumulative effect of accounting change	$19.95	$33.23	$77.15	$139.00

Cumulative effect of accounting change	$—	$—	$—	$3.24

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$19.95	$33.23	$77.15	$142.24

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$1,157,268	$2,133,581
Adjustment to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(48,590)
Depreciation, depletion, and amortization	561,241	860,859
Asset retirement obligation accretion	8,910	9,713
Changes in operating assets and liabilities:
Accounts receivable, affiliate	127,014	1,017,078
Accounts payable, affiliate	(82,710)	117,567

Net cash provided by operating activities	1,771,723	4,090,208

Cash flows from investing activities:
Additions to oil and gas properties	—	(893,083)
Proceeds from sale of oil and gas properties	1,797	—

Net cash provided by (used in) investing activities	1,797	(893,083)

Cash flows from financing activities:
Cash distributions to partners	(1,770,357)	(3,152,500)

Net cash used in financing activities	(1,770,357)	(3,152,500)

Net increase in cash	3,163	44,625

Cash, beginning of period	108	20,408

Cash, end of period	$3,271	$65,033

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2004

(Unaudited)

Limited Partners Total
Balance at December 31, 2003	$8,409,152
Cash distributions	(1,770,357)
Net income	1,157,268

Balance at September 30, 2004	$7,796,063

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2004 and 2003 substantially all capitalized costs were subject to amortization. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standard No. 143 (“FAS 143”), “Accounting for Asset Retirement Obligations.” This statement changes the financial accounting and reporting obligations associated with the retirement and disposal of long-lived assets, including the Partnership’s oil and gas properties, and the associated asset retirement costs.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	8,910	13,075

Balance, end of period	$318,462	$320,712

4. Related Party Transactions

Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership reimburses MOC for supervision and other operator charges. Services and operator charges are billed in accordance with the program and partnership agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the “Partnership”) was formed February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 and concluded August 28, 2001, with total investor contributions of $15,000,000. During the quarter ended June 30, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at September 30, 2004.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $149,936 at September 30, 2004.

During the nine months ended September 30, 2004, the Partnership made cash distributions to the investor partners in the amount of $1,770,357 as compared to $3,152,500 for the nine months ended September 30, 2003. The Partnership expects that cash distributions will continue during 2004 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Oil and gas revenues.

	Three Months Ended September 30,
	2004	2003
Oil and gas sales	$665,555	$989,900
Barrels produced	1,012	3,192
Mcf produced	117,441	192,679
Average price/bbl	$43.65	$28.89
Average price/mcf	$5.29	$4.66

As shown in the table above, total oil and gas sales decreased $324,345 (32.8%) for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Of this decrease, $95,130 and $397,914, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,180 bbls of oil and 75,238 mcf of gas for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of three wells, and the decrease was partially offset by the addition of one well late in the quarter ended September 30, 2003. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $47,111 and $121,588, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $43.65 per bbl and $5.29 per mcf for the three months ended September 30, 2004 from $28.89 per bbl and $4.66 per mcf for the three months ended September 30, 2003.

Interest income. Interest income was $88 during the three months ended September 30, 2004 as compared to $1,071 during the three month period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $109,723 as compared to $95,220 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $54,417 compared to $72,862 for the period ended September 30, 2003. Lease operating expense increased due to well repair and maintenance expenses for two wells in the period ended September 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2004 total $167,191 compared to $279,049 for the three month period ended September 30, 2003. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2004 total $31,955 compared to $42,061 for the period ended September 30, 2003. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues. This is slightly offset by higher general expenses for reporting costs.

Nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Oil and gas revenues.

	Nine Months Ended September 30,
	2004	2003
Oil and gas sales	$2,302,651	$3,660,177
Barrels produced	4,080	12,520
Mcf produced	409,403	628,551
Average price/bbl	$37.19	$30.15
Average price/mcf	$5.25	$5.22

As shown in the table above, total oil and gas sales decreased $1,357,526 (37.1%) for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Of this decrease, $313,892 and $1,148,982, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 8,440 bbls of oil and 219,148 mcf of gas for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells, and the decrease was partially offset by the addition of one well late in the quarter ended September 30, 2003. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $88,200 and $17,148, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $37.19 per bbl and $5.25 per mcf for the nine months ended September 30, 2004 from $30.15 per bbl and $5.22 per mcf for the nine months ended September 30, 2003.

Interest income. Interest income was $369 during the nine months ended September 30, 2004 as compared to $3,588 during the nine month period ended September 30, 2003. The decrease is primarily due to the decrease in funds available for investment.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2004 totaled $277,499 and was comparative to $264,543 for the period ended September 30, 2003. Production taxes during the period ended September 30, 2004 total $185,252 compared to $290,067 for the period ended September 30, 2003. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2004 total $561,241 compared to $860,859 for the nine month period ended September 30, 2003. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2004 total $112,850 compared to $153,592 for the period ended September 30, 2003. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues. This is slightly offset by higher general expenses for reporting costs.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	—
Liabilities incurred	—	9,895
Accretion expense	8,910	13,075

Balance, end of period	$318,462	$320,712

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: November 11, 2004

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