Form 10-K
period 2004-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2005-03-31
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Or

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-57156

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Delaware	75-2926279
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Limited and general partnership interest $1,000 per interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

No market currently exists for the limited and general partnership interest of the registrant. Based on original purchase price the aggregate market value of limited and general partnership interest owned by non-affiliates of the registrant is $15,000,000.

The following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K; Part of the information called for by Part IV of the Annual Report on Form 10-K is incorporated by reference from the Registrant’s Registration Statement on Form S-1, File No. 333-57156.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 29, 2005, MOC employed 150 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2004, 39 wells had been drilled and were productive and 5 wells were drilled and abandoned. Of the 39 productive wells, 38 were producing and one was plugged and abandoned at December 31, 2004. The following table summarizes the Registrant’s drilling activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Oil and natural gas wells	0	0	2.621		25	7.006
Non-productive wells	0	0	0	0	3.865

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3. Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2004 covered by this report.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

At March 29, 2005, the Registrant had 15,000 outstanding limited and general partnerships interests held of record by 569 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2004, 2003 and 2002, were $2,184,367, $3,807,500 and $2,539,000, respectively.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2004, 2003, 2002 and 2001:

Operating results	2004	2003	2002	2001
Oil and gas sales	$2,962,410	$4,502,684	$3,482,714	$130,944

Income (loss) before cumulative effect of accounting change	1,480,772	2,462,239	(728,095)	(2,027,082)
Cumulative effect of accounting change	0	48,590	0	0

Net income (loss)	$1,480,772	$2,510,829	$(728,095)	$(2,027,082)

Basic and diluted income (loss) per limited and general partner interests (15,000 outstanding) before cumulative effect of accounting change	$98.72	$164.15	$(48.54)	$(135.14)
Cumulative effect of accounting change	$0	$3.24	$0	$0

Basic and diluted net income (loss) per limited and general partner interests (15,000 outstanding)	$98.72	$167.39	$(48.54)	$(135.14)

At year-end:
Total Assets	$8,300,785	$9,101,476	$9,939,425	$12,983,672
Cash Distributions	$2,184,367	$3,807,500	$2,539,000	$0

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Mewbourne Energy Partners 01-A, L.P., (the “Registrant”) was organized as a Delaware limited partnership on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs. The offering of limited and general partner interests in the Registrant concluded August 28, 2001, with total investor partner contributions of $15,000,000.

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Oil and gas sales	$2,962,410	$4,502,684	$3,482,714
Barrels produced	4,459	13,628	6,257
Mcf produced	518,314	807,931	1,148,142
Average price/bbl	$38.09	$30.15	26.10
Average price/mcf	$5.39	$5.06	2.89

Year ended December 31, 2004 compared to the year ended December 31, 2003

Oil and natural gas sales. As shown in the table above, total oil and gas sales decreased $1,540,274 (34.2%) for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Of this decrease, $349,244 and $1,562,180, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 9,169 bbls of oil and 289,617 mcf of gas for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells, and the decrease was partially offset by the addition of one well late in 2003. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $108,221 and $262,929, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $38.09 per bbl and $5.39 per mcf for the year ended December 31, 2004 from $30.15 per bbl and $5.06 per mcf for the year ended December 31, 2003.

Interest income. Interest income decreased from $3,914 in 2003 to $475 in 2004 due to expenditures for the drilling of oil and gas wells, which resulted in a decrease of capital available for investments.

Lease operating expense and production taxes. Lease operating expense was $392,365 in 2003 and was comparative to $390,032 in 2004. Production taxes decreased from $362,687 in 2003 to $232,845 in 2004. Production taxes decreased due to decreased oil and gas revenues for 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $1,085,542 in 2003 to $703,250 in 2004. The decrease is primarily due to the decline in production volumes and the decreased net full-cost pool. There were no cost ceiling write-downs for 2004 or 2003.

Year ended December 31, 2003 compared to the year ended December 31, 2002

Oil and natural gas sales. As shown in the table above, total oil and gas sales increased $1,019,970 (29.3%) for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Of this increase, $25,346 and $2,490,180, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $30.15 per bbl and $5.06 per mcf for the year ended December 31, 2003 from $26.10 per bbl and $2.89 per mcf for the year ended December 31, 2002. Volumes of oil sold increased 7,371 bbls of oil for the year ended December 31, 2003 as compared to the year ended December 31, 2002 resulting in increased sales of $222,224. The increase in volumes of oil sold was primarily due to the addition of one well. These increases were partially offset by a decrease of $1,717,780 related to the decrease in volumes of gas sold. Volumes of gas sold decreased 340,211 mcf of gas for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of two wells. The wells with a substantial decline in production are not expected to return to previously high levels of production.

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

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $1,439,205 in 2002 to $1,085,542 in 2003. The decrease is primarily due to the decline in production volumes and the decreased net full-cost pool. There was no cost ceiling write-down for 2003 compared to $2,152,691 for 2002.

Liquidity and capital resources

Net cash increased by $221 during the year ended December 31, 2004. Cash flows from operating activities were offset by funds utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to an quarterly ceiling test that limits such costs to the aggregate of that present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements.

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

Subsequent to the adoption of Statement 143, the estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

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

The following pro forma data summarizes our net loss as if the provisions of SFAS 143 had been applied as of January 1, 2001:

For the Year Ended December 31, 2002
Net loss, as reported	$(728,095)
Pro forma adjustments to reflect retroactive adoption of SFAS 143	$3,101

Pro forma net loss	$(724,994)

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2004 and 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	0
Liabilities incurred	0	9,895
Accretion expense	12,071	13,075

Balance, end of period	$321,623	$320,712

Organization and Related Party Transactions

The Partnership was organized on February 23, 2001. Mewbourne Development Corporation (MD) is managing general partner and Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $191,754, $227,868 and $814,743 for the years ended December 31, 2004, 2003 and 2002, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $110,141, $165,292 and $88,433 were allocated to the Partnership during the years ended December 31, 2004, 2003 and 2002, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The Registrant does not have any officers or directors. Under the Registrant’s Partnership Agreement, the Registrant’s managing partner, MD, is granted the exclusive right and full authority to manage, control and administer the Registrant’s business. MD is a wholly owned subsidiary of Mewbourne Holdings, Inc.

Set forth below are the names, ages and positions of the directors and executive officers of MD, the Registrant’s managing general partner. Directors of MD are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Name	Age as of December 31, 2004	Position
Curtis W. Mewbourne	69	President and Director

J. Roe Buckley	42	Vice President and Chief Financial Officer

Alan Clark	52	Treasurer

Michael F. Shepard	58	Secretary and General Counsel

Dorothy M. Cuenod	44	Assistant Secretary and Director

Ruth M. Buckley	43	Assistant Secretary and Director

Julie M. Greene	41	Assistant Secretary and Director

Curtis W. Mewbourne, age 69, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, MD and MOC. He has operated as an independent oil and gas producer for the past 40 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 42, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 52, joined Mewbourne Oil Company in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with Mewbourne Oil Company prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 58, joined Mewbourne Oil Company in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy Mewbourne Cuenod, age 44, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth Mewbourne Buckley, age 43, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie Mewbourne Greene, age 41, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

ITEM 11. Executive Compensation

The Registrant does not have any officers or directors. Management of the Registrant is vested in the managing general partner. None of the officers or directors of MD or MOC will receive remuneration directly from the Registrant, but will continue to be compensated by their present employers. The Registrant will reimburse MD and MOC and affiliates thereof for certain costs of overhead falling within the definition of Administrative Costs, including without limitation, salaries of the officers and employees of MD and MOC; provided that no portion of the salaries of the directors or of the executive officer of MOC or MD may be reimbursed as Administrative Costs.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Owner	Percent of Class
None	None	N/A	N/A

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

ITEM 13. Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$301,895	$393,160	$903,176

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

PART IV

ITEM 14. Principal Accountant Fees and Services

	For the Year Ended December, 31,
	2004	2003	2002
Audit	$20,776	$19,235	$19,316
Tax Fees	$3,663	$3,515	$3,305

	$24,439	$22,750	$22,621

The Partnership has retained PricewaterhouseCoopers LLP as their independent registered public accounting firm.

ITEM 15. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements
The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2004 and 2003

Statements of operations for the years ended December 31, 2004, 2003 and 2002

Statements of changes in partners’ capital for the years ended December 31, 2004, 2003 and 2002

Statements of cash flows for the years ended December 31, 2004, 2003 and 2002

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

/s/ Curtis W. Mewbourne	President/Director	March 29, 2005
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President Chief Financial Officer	March 29, 2005
J. Roe Buckley

/s/ Alan Clark	Treasurer	March 29, 2005
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 29, 2005
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 29, 2005
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 29, 2005
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For the years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations,” as of January 1, 2003 and changed the manner in which it accounts for asset retirement costs.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 29, 2005

Mewbourne Energy Partners 01-A, L.P.

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash	$329	$108
Accounts receivable, affiliate	479,145	562,581

Total current assets	479,474	562,689

Oil and gas properties at cost, full cost method	15,367,474	15,381,700
Less accumulated depreciation, depletion, amortization and impairment	(7,546,163)	(6,842,913)

	7,821,311	8,538,787

Total assets	$8,300,785	$9,101,476

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$273,605	$371,612

Asset retirement obligation plugging liability	321,623	320,712

Total limited partners’ capital	7,705,557	8,409,152

Total liabilities and partners’ capital	$8,300,785	$9,101,476

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues and other income:

Oil and gas sales	$2,962,410	$4,502,684	$3,482,714
Interest income	475	3,914	37,271

	2,962,885	4,506,598	3,519,985

Expenses:

Lease operating expense	390,032	392,365	278,417
Production taxes	232,845	362,687	276,618
Administrative and general expense	143,915	190,690	101,149
Depreciation, depletion, and amortization	703,250	1,085,542	1,439,205
Cost ceiling write-down	0	0	2,152,691
Asset retirement obligation accretion	12,071	13,075	0

	1,482,113	2,044,359	4,248,080

Income (loss) before cumulative effect of accounting change	1,480,772	2,462,239	(728,095)
Cumulative effect of accounting change	0	48,590	0

Net income (loss)	$1,480,772	$2,510,829	$(728,095)

Allocation of net income (loss):
General partners	$0	$2,261,928	$(655,918)

Limited partners	$1,480,772	$248,901	$(72,177)

Basic and diluted income (loss) per limited and general partner interest (15,000 interests outstanding) before cumulative effect of accounting change	$98.72	$164.15	$(48.54)

Cumulative effect of accounting change	$0	$3.24	$0

Basic and diluted net income (loss) per limited and general partner interest (15,000 interests outstanding)	$98.72	$167.39	$(48.54)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2004, 2003 and 2002

	General Partners	Limited Partners	Total
Balance at December 31, 2001	$11,686,869	$1,286,049	$12,972,918
Cash distributions	(2,287,306)	(251,694)	(2,539,000)
Net loss	(655,918)	(72,177)	(728,095)

Balance at December 31, 2002	$8,743,645	$962,178	$9,705,823
Conversion of general partner interests to limited partner interests	(8,743,645)	8,743,645	0
Cash distributions	0	(3,807,500)	(3,807,500)
Net income	0	2,510,829	2,510,829

Balance at December 31, 2003	$0	$8,409,152	$8,409,152
Cash distributions	0	(2,184,367)	(2,184,367)
Net income	0	1,480,772	1,480,772

Balance at December 31, 2004	$0	$7,705,557	$7,705,557

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,480,772	$2,510,829	$(728,095)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	0	(48,590)	0
Depreciation, depletion and amortization	703,250	1,085,542	1,439,205
Cost ceiling write-down	0	0	2,152,691
Asset retirement obligation accretion	12,071	13,075	0
Changes in operating assets and liabilities:
Accounts receivable, affiliate	83,436	1,162,171	(1,595,940)
Accounts payable, affiliate	(98,007)	138,010	222,848

Net cash provided by operating activities	2,181,522	4,861,037	1,490,709

Cash flows from investing activities:
Purchase and development of oil and gas properties	0	(1,073,837)	(3,907,958)
Proceeds from sale of oil and gas properties	3,066	0	0

Net cash provided by (used in) investing activities	3,066	(1,073,837)	(3,907,958)

Cash flows from financing activities:
Cash distributions to partners	(2,184,367)	(3,807,500)	(2,539,000)

Net cash used in financing activities	(2,184,367)	(3,807,500)	(2,539,000)

Net increase (decrease) in cash	221	(20,300)	(4,956,249)
Cash, beginning of period	108	20,408	4,976,657

Cash, end of period	$329	$108	$20,408

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During the quarter ended June 30, 2003, all general partner interests were converted to limited partner interests.

The Program’s sole business is the development and production of oil and gas with a concentration on gas. Substantially all of the Program’s gas reserves are being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2004, 2003 and 2002 substantially all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the years ended December 31, 2004 and 2003, while at December 31, 2002 there was a cost ceiling write-down of $2,152,691.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs as reported in the footnotes to the financial statements. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

The following pro forma data summarizes our net loss as if the provisions of SFAS 143 had been applied as of January 1, 2001:

For the Year Ended December 31, 2002
Net loss, as reported	$(728,095)
Pro forma adjustments to reflect retroactive adoption of SFAS 143	$3,101

Pro forma net loss	$(724,994)

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2004 and 2003, is as follows:

	2004	2003
Balance, beginning of period	$320,712	$297,742
Sale of oil and gas properties	(11,160)	0
Liabilities incurred	0	9,895
Accretion expense	12,071	13,075

Balance, end of period	$321,623	$320,712

Oil and Gas Sales

The Program’s oil and condensate production is sold, title passed, and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2004, 2003 and 2002, no material gas imbalances between the Partnership and other working interest owners existed.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $191,754, $227,868 and $814,743 for the years ended December 31, 2004, 2003 and 2002, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $110,141, $165,292 and $88,433 were allocated to the Partnership during the years ended December 31, 2004, 2003 and 2002, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income (loss) per Statements of Operations with Net income (loss) per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of operations with net income (loss) per federal income tax return for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net income (loss) per statements of operations	$1,480,772	$2,510,829	$(728,095)
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	12,884	(904,321)	(2,635,764)
Dry hole costs capitalized for financial reporting purposes and expensed for tax reporting purposes	0	(30)	(166,957)
Depreciation, depletion and amortization for financial reporting purposes over amounts for tax reporting purposes	355,169	615,040	848,296
Cost ceiling write-down for financial reporting purposes	0	0	2,152,691
Gain on sale of oil and gas equipment recognized for tax reporting purposes	6,041	20,075	81,146
ARO accretion expense for financial reporting purposes	12,071	13,075	0
Change in accounting principles for financial reporting purposes	0	(48,590)	0

Net income (loss) per federal income tax return before tentative tax depletion	$1,866,937	$2,206,078	$(448,683)

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $6,966,884, $7,322,224 and $6,681,493 at December 31, 2004, 2003 and 2002, respectively.

4.	Recently Issued Accounting Standards:

On September 28, 2004 the Security and Exchange Commission issued Staff Accounting Bulletin No. 106 (SAB No. 106). The interpretations in SAB No. 106 express the staff’s views regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, by oil and gas producing companies following the full cost accounting method.

Under Statement 143, the Partnership must recognize a liability for an asset retirement obligation at fair value in the period in which the obligation is incurred, if a reasonable estimate of fair value can be made. The Partnership also must initially capitalize the associated asset retirement costs by increasing its full cost pool by the same amount as the liability. Under the full cost method of accounting, the Partnership calculates quarterly a limitation on capitalized costs, i.e., the full cost ceiling of our oil and natural gas properties and any asset retirement costs capitalized pursuant to Statement 143 are subject to the full cost ceiling limitation. SAB No. 106 provides that after adoption of Statement 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. Currently, the future cash outflows associated with settling asset retirement obligations are included in the computation of the present value of estimated future reserves for purposes of the full cost ceiling calculation. The amount of the full cost pool subject to the ceiling test is decreased by the amount of the asset retirement obligation liability. The effect of this interpretation will increase the ceiling as it relates to the Partnership’s full cost pool and will increase the amount of the full cost pool that is subject to the ceiling. The Partnership does not expect SAB 106 to have a material impact on the calculation of its full cost ceiling test.

Subsequent to the adoption of Statement 143, the estimated dismantlement and abandonment costs for the Partnership’s oil and natural gas properties that have been capitalized have been included in the costs used when calculating the depreciation, depletion and amortization (DD&A) rate used to amortize the properties. Future development activities on proved reserves may result in additional asset retirement obligations when such activities are performed and the associated asset retirement costs will be capitalized at that time. Under the interpretations in SAB No. 106 to the extent that estimated dismantlement and abandonment costs, net of estimated salvage values, have not been capitalized for future development activity, the Partnership will be required to estimate the amount of dismantlement and abandonment costs that will be incurred and include those amounts in the costs to be amortized. The Partnership has not yet determined the full impact this will have on DD&A but it is not expected to be material.

5.	Supplemental Oil and Gas Information:

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Costs incurred for the year:
Development	$0	$1,073,837	$3,967,677

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$15,087,997	$15,017,332
Asset retirement obligation	279,477	290,637
Incomplete construction - Unproved properties	0	73,731

Total capitalized cost	15,367,474	15,381,700
Accumulated depreciation, depletion, amortization and impairment	(7,546,163)	(6,842,913)

Net capitalized costs	$7,821,311	$8,538,787

Depreciation, depletion and amortization per one thousand cubic feet of gas equivalents was $1.29, $1.22 and $1.22 for the years ended December 31, 2004, 2003 and 2002, respectively.

Estimated Net Quantities of Proved Oil and Gas Reserves (Unaudited):

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

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2004. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance at December 31, 2001 (1)	4	2,631
Revisions to previous estimates	(1)	(573)
Extension, discoveries and other additions	50	6,429
Production	(6)	(1,148)

Balance at December 31, 2002 (1)	47	7,339
Revisions to previous estimates	(12)	(253)
Extension, discoveries and other additions	6	389
Production	(14)	(808)

Balance at December 31, 2003 (1)	27	6,667
Revisions to previous estimates	(10)	(310)
Extension, discoveries and other additions	0	12
Production	(4)	(518)

Balance at December 31, 2004 (1)	13	5,851

(1)	All of these reserves are categorized as proved developed as of December 31, 2004, 2003 and 2002.

Standardized Measure of Discounted Future Net Cash Flows (Unaudited):

For the years ended December 31, 2004, 2003 and 2002

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

The standardized measure has been prepared assuming year-end selling prices, year-end development and production costs and a 10 percent annual discount rate. No future income tax expense has been provided for the Partnership since it incurs no income tax liability. (See Significant Accounting Policies – Income Taxes in Note 1 to the Financial Statements.) The year-end prices were $41.69 per barrel of oil and $5.48 for MCF of gas as of December 31, 2004, $31.14 per barrel of oil and $5.68 for MCF of gas as of December 31, 2003, and $28.03 per barrel of oil and $4.03 for MCF of gas as of December 31, 2002.

	2004	2003	2002
Future cash inflows	$32,579,896	$38,293,059	$30,517,006
Future production cost	(11,963,769)	(12,163,581)	(9,004,910)
Future development cost (1)	(65,723)	(116,117)	(485,116)

Future net cash flows	20,550,404	26,013,361	21,026,980
Discount at 10 percent	(10,971,898)	(12,880,137)	(8,642,084)

Standardized measure	$9,578,506	$13,133,224	$12,384,896

(1)	2004 and 2003 include approximately $125,000 of undiscounted future asset retirement income estimated as of December 31, 2003 using current estimates of future abandonment costs and salvage income. See “Note 1. Significant Accounting Policies” for corresponding information concerning our discounted asset retirement obligations.

Summary of changes in the Standardized Measure

	2004	2003	2002
Balance, beginning of period	$13,133,224	$12,384,896	$2,133,985
Changes in value of previous years reserves due to:
Sale of oil and gas production, net of related cost	(2,339,533)	(3,747,632)	(2,927,679)
Extension, discoveries and improved recovery, less related cost	24,502	817,532	12,294,650
Accretion of discount	1,313,322	1,238,490	213,399
Estimated development costs incurred during the year	61,260	755,531	29,246
Change in estimated future development cost	(7,866)	(386,532)	(438,745)
Revisions of previous estimates	(595,836)	(630,127)	(2,065,423)
Net change in price	(771,020)	4,642,736	2,021,234
Timing and other	(1,239,547)	(1,941,670)	1,124,229

Balance, end of period	$9,578,506	$13,133,224	$12,384,896

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.