Form 10-Q
period 2005-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2005-05-16
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$1,105	$329
Accounts receivable, affiliate	393,287	479,145

Total current assets	394,392	479,474

Oil and gas properties at cost, full cost method	15,365,921	15,367,474
Less accumulated depreciation, depletion and amortization	(7,674,927)	(7,546,163)

	7,690,994	7,821,311

Total assets	$8,085,386	$8,300,785

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$246,464	$273,605

Asset retirement obligation plugging liability	325,040	321,623

Total limited partners’ capital	7,513,882	7,705,557

Total liabilities and partners’ capital	$8,085,386	$8,300,785

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues and other income:

Oil and gas sales	$596,954	$825,361
Interest income	346	188

Total revenues and other income	597,300	825,549

Expenses:

Lease operating expense	116,656	84,607
Production taxes	47,689	65,271
Administrative and general expense	31,756	37,752
Depreciation, depletion, and amortization	128,764	193,470
Asset retirement obligation accretion	3,417	2,589

Net income	$269,018	$441,860

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$17.93	$29.46

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$269,018	$441,860
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	128,764	193,470
Asset retirement obligation accretion	3,417	2,589
Changes in operating assets and liabilities:
Accounts receivable, affiliate	85,858	62,111
Accounts payable, affiliate	(27,141)	(5,041)

Net cash provided by operating activities	459,916	694,989

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	1,553	23,903

Net cash provided by investing activities	1,553	23,903

Cash flows from financing activities:
Cash distributions to partners	(460,693)	(691,001)

Net cash used in financing activities	(460,693)	(691,001)

Net increase in cash	776	27,891

Cash, beginning of period	329	108

Cash, end of period	$1,105	$27,999

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$7,705,557
Cash distributions	(460,693)
Net income	269,018

Balance at March 31, 2005	$7,513,882

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership’s Annual Report on Form 10-K for 2004, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During the quarter ended June 30, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2005 and 2004 substantially all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

In accordance with FAS 143, the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2005 and 2004, is as follows:

	2005	2004
Balance, beginning of period	$321,623	$320,712
Sale of oil and gas properties	—	(11,160)
Accretion expense	3,417	2,589

Balance, end of period	$325,040	$312,141

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. (the “Partnership”) was formed February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 and concluded August 28, 2001, with total investor contributions of $15,000,000. During 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at March 31, 2005.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $147,928 at March 31, 2005.

During the three months ended March 31, 2005, the Partnership made cash distributions to the investor partners in the amount of $460,693 as compared to $691,001 for the three months ended March 31, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Oil and gas revenues.

	Three Months Ended March 31,
	2005	2004
Oil and gas sales	$596,954	$825,361
Barrels produced	712	1,489
Mcf produced	98,634	151,448
Average price/bbl	$47.04	$32.52
Average price/mcf	$5.71	$5.13

As shown in the table above, total oil and gas sales decreased $228,407 (27.7%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Of this decrease, $36,563 and $301,302, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 777 bbls of oil and 52,814 mcf of gas for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to (i) normal declines in production and (ii) a substantial decline in the production of one well. The wells with a substantial decline in production are not expected to return to previously high levels of production. These decreases were partially offset by increases of $21,621 and $87,837, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $47.04 per bbl and $5.71 per mcf for the three months ended March 31, 2005 from $32.52 per bbl and $5.13 per mcf for the three months ended March 31, 2004.

Interest income. Interest income was $346 during the three months ended March 31, 2005 was comparable to $188 during the three month period ended March 31, 2004.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2005 totaled $116,656 as compared to $84,607 for the period ended March 31, 2004. Production taxes during the period ended March 31, 2005 total $47,689 compared to $65,271 for the period ended March 31, 2004. Lease operating expense increased primarily due to well repair and maintenance expenses for two wells in the period ended March 31, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2005 total $128,764 compared to $193,470 for the three month period ended March 31, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2005 total $31,756 compared to $37,752 for the period ended March 31, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue. This is slightly offset by higher general expenses for reporting costs.

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

Part II – Other Information

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

Date: May 12, 2005

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