Form 10-Q
period 2005-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2005-08-15
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$532	$329
Accounts receivable, affiliate	413,283	479,145

Total current assets	413,815	479,474

Oil and gas properties at cost, full cost method	15,358,717	15,367,474
Less accumulated depreciation, depletion and amortization	(7,810,214)	(7,546,163)

	7,548,503	7,821,311

Total assets	$7,962,318	$8,300,785

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$161,805	$273,605

Asset retirement obligation plugging liability	328,457	321,623

Total limited partners’ capital	7,472,056	7,705,557

Total liabilities and partners’ capital	$7,962,318	$8,300,785

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2005 and 2004 and

the six months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues and other income:

Oil and gas sales	$632,815	$811,735	$1,229,769	$1,637,096
Interest income	264	93	610	281

Total revenues and other income	633,079	811,828	1,230,379	1,637,377

Expenses:

Lease operating expense	84,309	83,169	200,965	167,776
Production taxes	49,915	65,564	97,604	130,835
Administrative and general expense	34,817	43,143	66,573	80,895
Depreciation, depletion, and amortization	135,287	200,580	264,051	394,050
Asset retirement obligation accretion	3,417	3,161	6,834	5,750

Net income	$325,334	$416,211	$594,352	$858,071

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$21.69	$27.75	$39.62	$57.20

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$594,352	$858,071
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	264,051	394,050
Asset retirement obligation accretion	6,834	5,750
Changes in operating assets and liabilities:
Accounts receivable, affiliate	65,862	13,070
Accounts payable, affiliate	(111,800)	(35,321)

Net cash provided by operating activities	819,299	1,235,620

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	8,757	5,889

Net cash provided by investing activities	8,757	5,889

Cash flows from financing activities:
Cash distributions to partners	(827,853)	(1,241,489)

Net cash used in financing activities	(827,853)	(1,241,489)

Net increase in cash	203	20

Cash, beginning of period	329	108

Cash, end of period	$532	$128

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$7,705,557
Cash distributions	(827,853)
Net income	594,352

Balance at June 30, 2005	$7,472,056

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

3. Asset Retirement Obligations

In accordance with Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” the Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2005, is as follows:

Balance, beginning of period	$321,623
Accretion expense	6,834

Balance, end of period	$328,457

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at June 30, 2005.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $252,010 at June 30, 2005.

During the six months ended June 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $827,853 as compared to $1,241,489 for the six months ended June 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Oil and gas revenues.

	Three Months Ended June 30,
	2005	2004
Oil and gas sales	$632,815	$811,735
Barrels produced	401	1,579
Mcf produced	100,344	140,514
Average price/bbl	$50.27	$37.44
Average price/mcf	$6.11	$5.36

As shown in the table above, total oil and gas sales decreased $178,920 (22.0%) for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. Of this decrease, $59,187 and $245,909, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,178 bbls of oil and 40,170 mcf of gas for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $20,259 and $105,917, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $50.27 per bbl and $6.11 per mcf for the three months ended June 30, 2005 from $37.44 per bbl and $5.36 per mcf for the three months ended June 30, 2004.

Interest income. Interest income was $264 during the three months ended June 30, 2005 and was comparable to $93 during the three month period ended June 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $84,309 and was comparable to $83,169 for the period ended June 30, 2004. Production taxes during the period ended June 30, 2005 total $49,915 compared to $65,564 for the period ended June 30, 2004. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2005 total $135,287 compared to $200,580 for the three month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2005 total $34,817 compared to $43,143 for the period ended June 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue. This is slightly offset by higher general expenses for reporting costs.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Oil and gas revenues.

	Six Months Ended June 30,
	2005	2004
Oil and gas sales	$1,229,769	$1,637,096
Barrels produced	1,113	3,068
Mcf produced	198,978	291,962
Average price/bbl	$48.20	$35.05
Average price/mcf	$5.91	$5.24

As shown in the table above, total oil and gas sales decreased $407,327 (24.9%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Of this decrease, $94,209 and $549,398, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,955 bbls of oil and 92,984 mcf of gas for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $40,339 and $195,941, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $48.20 per bbl and $5.91 per mcf for the six months ended June 30, 2005 from $35.05 per bbl and $5.24 per mcf for the six months ended June 30, 2004.

Interest income. Interest income was $610 during the six months ended June 30, 2005 and was comparable to $281 during the six month period ended June 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2005 totaled $200,965 as compared to $167,776 for the period ended June 30, 2004. Production taxes during the period ended June 30, 2005 total $97,604 compared to $130,835 for the period ended June 30, 2004. Lease operating expense increased primarily due to well repair and maintenance expenses for two wells in the period ended June 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2005 total $264,051 compared to $394,050 for the six month period ended June 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2005 total $66,573 compared to $80,895 for the period ended June 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue. This is slightly offset by higher general expenses for reporting costs.

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

Date: August 15, 2005

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