Form 10-Q
period 2005-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2005-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

BALANCE SHEETS

September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Cash	$745	$329
Accounts receivable, affiliate	507,514	479,145

Total current assets	508,259	479,474

Oil and gas properties at cost, full cost method	15,361,248	15,367,474
Less accumulated depreciation, depletion and amortization	(7,924,972)	(7,546,163)

	7,436,276	7,821,311

Total assets	$7,944,535	$8,300,785

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$108,014	$273,605
Accounts payable, other	3,471	—

Total accounts payable	111,485	273,605

Asset retirement obligation plugging liability	331,507	321,623

Total limited partners’ capital	7,501,543	7,705,557

Total liabilities and partners’ capital	$7,944,535	$8,300,785

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended September 30, 2005 and 2004 and

the nine months ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues and other income:

Oil and gas sales	$716,849	$665,555	$1,946,618	$2,302,651
Interest income	230	88	840	369

Total revenues and other income	717,079	665,643	1,947,458	2,303,020

Expenses:

Lease operating expense	90,541	109,723	291,506	277,499
Production taxes	56,036	54,417	153,640	185,252
Administrative and general expense	26,047	31,955	92,620	112,850
Depreciation, depletion, and amortization	114,758	167,191	378,809	561,241
Asset retirement obligation accretion	3,050	3,160	9,884	8,910

Net income	$426,647	$299,197	$1,020,999	$1,157,268

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$28.44	$19.95	$68.07	$77.15

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$1,020,999	$1,157,268
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	378,809	561,241
Asset retirement obligation accretion	9,884	8,910
Changes in operating assets and liabilities:
Accounts receivable	(28,369)	127,014
Accounts payable	(162,120)	(82,710)

Net cash provided by operating activities	1,219,203	1,771,723

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	6,226	1,797

Net cash provided by investing activities	6,226	1,797

Cash flows from financing activities:
Cash distributions to partners	(1,225,013)	(1,770,357)

Net cash used in financing activities	(1,225,013)	(1,770,357)

Net increase in cash	416	3,163

Cash, beginning of period	329	108

Cash, end of period	$745	$3,271

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2005

(Unaudited)

Limited Partners Total
Balance at December 31, 2004	$7,705,557
Cash distributions	(1,225,013)
Net income	1,020,999

Balance at September 30, 2005	$7,501,543

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During the quarter ended September 30, 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2005, is as follows:

Balance, beginning of period	$321,623
Accretion expense	9,884

Balance, end of period	$331,507

4.	Related Party Transactions

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, 38 were producing and 1 was plugged and abandoned at September 30, 2005.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $396,774 at September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made cash distributions to the investor partners in the amount of $1,225,013 as compared to $1,770,357 for the nine months ended September 30, 2004. The Partnership expects that cash distributions will continue during 2005 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Oil and gas revenues.

	Three Months Ended September 30,
	2005	2004
Oil and gas sales	$716,849	$665,555
Barrels produced	339	1,012
Mcf produced	89,559	117,441
Average price/bbl	$59.73	$43.65
Average price/mcf	$7.78	$5.29

As shown in the table above, total oil and gas sales increased $51,294 (7.7%) for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Of this increase, $16,282 and $292,332, respectively, were related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $59.73 per bbl and $7.78 per mcf for the three months ended September 30, 2005 from $43.65 per bbl and $5.29 per mcf for the three months ended September 30, 2004. These increases were partially offset by decreases of $40,225 and $217,095, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 673 bbls of oil and 27,882 mcf of gas for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $230 during the three months ended September 30, 2005 as compared to $88 during the three month period ended September 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $90,541 as compared to $109,723 for the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $56,036 and was comparable to $54,417 for the period ended September 30, 2004. Lease operating expense decreased primarily due to well repair and maintenance expenses for one well in the period ended September 30, 2004.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2005 total $114,758 compared to $167,191 for the three month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2005 total $26,047 compared to $31,955 for the period ended September 30, 2004. The overall decrease is due to reduced administrative charges caused by the timing of the charges for administrative costs.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Oil and gas revenues.

	Nine Months Ended September 30,
	2005	2004
Oil and gas sales	$1,946,618	$2,302,651
Barrels produced	1,453	4,080
Mcf produced	288,538	409,403
Average price/bbl	$50.89	$37.19
Average price/mcf	$6.49	$5.25

As shown in the table above, total oil and gas sales decreased $356,033 (15.5%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Of this decrease, $133,736 and $784,332, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 2,627 bbls of oil and 120,865 mcf of gas for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by increases of $55,923 and $506,112, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $50.89 per bbl and $6.49 per mcf for the nine months ended September 30, 2005 from $37.19 per bbl and $5.25 per mcf for the nine months ended September 30, 2004.

Interest income. Interest income was $840 during the nine months ended September 30, 2005 as compared to $369 during the nine month period ended September 30, 2004.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2005 totaled $291,506 as compared to $277,499 for the period ended September 30, 2004. Production taxes during the period ended September 30, 2005 total $153,640 compared to $185,252 for the period ended September 30, 2004. Lease operating expense increased primarily due to well repair and maintenance expenses for two wells in the period ended September 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2005 total $378,809 compared to $561,241 for the nine month period ended September 30, 2004. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2005 total $92,620 compared to $112,850 for the period ended September 30, 2004. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue.

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

Date: November 14, 2005

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