Form 10-Q
period 2006-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2006-05-15
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash	$8,403	$644
Accounts receivable, affiliate	320,006	533,964

Total current assets	328,409	534,608

Oil and gas properties at cost, full cost method	15,392,038	15,373,693
Less accumulated depreciation, depletion, amortization and impairment	(8,149,858)	(8,041,808)

	7,242,180	7,331,885

Total assets	$7,570,589	$7,866,493

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$137,263	$108,052

Asset retirement obligation plugging liability	338,236	334,802

Total limited partners’ capital	7,095,090	7,423,639

Total liabilities and partners’ capital	$7,570,589	$7,866,493

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues and other income:

Oil and gas sales	$547,496	$596,954
Interest income	364	346

Total revenues and other income	547,860	597,300

Expenses:

Lease operating expense	89,326	122,392
Production taxes	33,793	41,953
Administrative and general expense	42,041	31,756
Depreciation, depletion, and amortization	108,050	128,764
Asset retirement obligation accretion	3,434	3,417

Net income	$271,216	$269,018

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$18.08	$17.93

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$271,216	$269,018
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	108,050	128,764
Asset retirement obligation accretion	3,434	3,417
Changes in operating assets and liabilities:
Accounts receivable, affiliate	213,958	85,858
Accounts payable, affiliate	29,211	(27,141)

Net cash provided by operating activities	625,869	459,916

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	1,553
Purchase and development of oil and gas properties	(18,345)	—

Net cash provided by (used in) investing activities	(18,345)	1,553

Cash flows from financing activities:
Cash distributions to partners	(599,765)	(460,693)

Net cash used in financing activities	(599,765)	(460,693)

Net increase in cash	7,759	776

Cash, beginning of period	644	329

Cash, end of period	$8,403	$1,105

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006

(Unaudited)

Limited Partners Total
Balance at December 31, 2005	$7,423,639
Cash distributions	(599,765)
Net income	271,216

Balance at March 31, 2006	$7,095,090

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2005, which contains a summary of significant accounting policies followed by the partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2006, is as follows:

Balance, beginning of period	$334,802
Accretion expense	3,434

Balance, end of period	$338,236

4. Related Party Transactions

Mewbourne Development Corporation (“MD”) is managing general partner and Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

The Partnership has acquired interests in oil and gas prospects for the purpose of development drilling. The Partnership participated in the drilling of 44 wells. 39 wells were productive and 5 wells were abandoned. Of the 39 productive wells, one was sold, one was plugged and abandoned, and 37 are producing.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $191,146 at March 31, 2006.

During the three months ended March 31, 2006, the Partnership made cash distributions to the investor partners in the amount of $599,765 as compared to $460,693 for the three months ended March 31, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Oil and gas revenues.

	Three Months Ended March 31,
	2006	2005
Oil and gas sales	$547,496	$596,954
Barrels produced	242	712
Mcf produced	75,478	98,634
Average price/bbl	$59.88	$47.04
Average price/mcf	$7.06	$5.71

As shown in the table above, total oil and gas sales decreased $49,458 (8.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Of this decrease, $28,143 and $163,352, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 470 bbls of oil and 23,156 mcf of gas for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. These decreases were partially offset by increases of $9,144 and $132,893, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $59.88 per bbl and $7.06 per mcf for the three months ended March 31, 2006 from $47.04 per bbl and $5.71 per mcf for the three months ended March 31, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $364 during the three months ended March 31, 2006 as compared to $346 during the three month period ended March 31, 2005.

Lease operations and production taxes. Lease operating expense during the period ended March 31, 2006 totaled $89,326 as compared to $122,392 for the period ended March 31, 2005. Production taxes during the period ended March 31, 2006 totaled $33,793 as compared to $41,953 for the period ended March 31, 2005. Lease operating expense decreased primarily due to well repair and maintenance expenses for two wells in the period ended March 31, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2006 total $108,050 compared to $128,764 for the three month period ended March 31, 2005. The decrease is due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2006 total $42,041 compared to $31,756 for the period ended March 31, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Item 4. Disclosure Controls and Procedures

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

Date: May 15, 2006

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