Form 10-Q
period 2006-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2006-08-21
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash	$3,939	$644
Accounts receivable, affiliate	280,127	533,964

Total current assets	284,066	534,608

Oil and gas properties at cost, full cost method	15,396,894	15,373,693
Less accumulated depreciation, depletion, amortization and impairment	(8,490,044)	(8,041,808)

	6,906,850	7,331,885

Total assets	$7,190,916	$7,866,493

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$162,173	$108,052

Asset retirement obligation plugging liability	341,671	334,802

Total limited partners’ capital	6,687,072	7,423,639

Total liabilities and partners’ capital	$7,190,916	$7,866,493

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the three months ended June 30, 2006 and 2005 and

the six months ended June 30, 2006 and 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$446,225	$632,815	$993,721	$1,229,769
Interest income	359	264	723	610

Total revenues and other income	446,584	633,079	994,444	1,230,379

Expenses:

Lease operating expense	113,567	83,668	202,893	206,060
Production taxes	15,987	50,556	49,780	92,509
Administrative and general expense	29,267	34,817	71,308	66,573
Depreciation, depletion, and amortization	116,660	135,287	224,710	264,051
Cost ceiling write-down	223,526	—	223,526	—
Asset retirement obligation accretion	3,435	3,417	6,869	6,834

Net income (loss)	$(55,858)	$325,335	$215,358	$594,352

Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	$(3.72)	$21.69	$14.36	$39.62

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$215,358	$594,352
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	224,710	264,051
Cost ceiling write-down	223,526	—
Asset retirement obligation accretion	6,869	6,834
Changes in operating assets and liabilities:
Accounts receivable, affiliate	253,837	65,862
Accounts payable, affiliate	54,121	(111,800)

Net cash provided by operating activities	978,421	819,299

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	8,757
Purchase and development of oil and gas properties	(23,201)	—

Net cash provided by (used in) investing activities	(23,201)	8,757

Cash flows from financing activities:
Cash distributions to partners	(951,925)	(827,853)

Net cash used in financing activities	(951,925)	(827,853)

Net increase in cash	3,295	203
Cash, beginning of period	644	329

Cash, end of period	$3,939	$532

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006

(Unaudited)

Limited Partners Total
Balance at December 31, 2005	$7,423,639
Cash distributions	(951,925)
Net income	215,358

Balance at June 30, 2006	$6,687,072

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During 2003, all general partner interests were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $223,526 for the six month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2006, is as follows:

Balance, beginning of period	$334,802
Accretion expense	6,869

Balance, end of period	$341,671

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $121,893 at June 30, 2006.

During the six months ended June 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $951,925 as compared to $827,853 for the six months ended June 30, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Oil and gas revenues.

	Three Months Ended June 30,
	2006	2005
Oil and gas sales	$446,225	$632,815
Barrels produced	420	401
Mcf produced	75,093	100,344
Average price/bbl	$67.13	$50.27
Average price/mcf	$5.57	$6.11

As shown in the table above, total oil and gas sales decreased $186,590 (29.5%) for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Of this decrease, $140,854 and $53,717, respectively, were related to decreases in volumes of gas sold and decreases in the average prices of gas sold. Volumes of gas sold decreased 25,251 mcf for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The decrease in volumes of gas sold was primarily due to normal declines in production. Average gas prices decreased to $5.57 per mcf for the three months ended June 30, 2006 from $6.11 per mcf for the three months ended June 30, 2005. These decreases were partially offset by increases of $1,213 and $6,768, respectively, related to increases in volumes of oil sold and increases in the average prices of oil sold. Volumes of oil sold increased 19 bbls for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Average oil prices increased to $67.13 per bbl for the three months ended June 30, 2006 from $50.27 per bbl for the three months ended June 30, 2005.

Interest income. Interest income was $359 during the three months ended June 30, 2006 and was comparable to $264 during the three month period ended June 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2006 totaled $113,567 compared to $83,668 for the period ended June 30, 2005. Production taxes during the period ended June 30, 2006 total $15,987 compared to $50,556 for the period ended June 30, 2005. Lease operating expense increased primarily due to well repair and maintenance expenses for one well in the period ended June 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues, and a production tax refund of $17,746 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2006 total $116,660 compared to $135,287 for the three month period ended June 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $223,526 for the three month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006. There was no cost ceiling write-down for the three month period ended June 30, 2005.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2006 total $29,267 compared to $34,817 for the period ended June 30, 2005. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue. This is slightly offset by higher general expenses for reporting costs.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Oil and gas revenues.

	Six months Ended June 30,
	2006	2005
Oil and gas sales	$993,721	$1,229,769
Barrels produced	662	1,113
Mcf produced	150,571	198,978
Average price/bbl	$64.48	$48.20
Average price/mcf	$6.32	$5.91

As shown in the table above, total oil and gas sales decreased $236,048 (19.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Of this decrease, $29,140 and $306,474, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 451 bbls of oil and 48,407 mcf of gas for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. These decreases were partially offset by increases of $18,123 and $81,443, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $64.48 per bbl and $6.32 per mcf for the six months ended June 30, 2006 from $48.20 per bbl and $5.91 per mcf for the six months ended June 30, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of three wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production.

Interest income. Interest income was $723 during the six months ended June 30, 2006 as compared to $610 during the six month period ended June 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2006 totaled $202,893 and was comparable to $206,060 for the period ended June 30, 2005. Production taxes during the period ended June 30, 2006 totaled $49,780 as compared to $92,509 for the period ended June 30, 2005. The decrease in production taxes is due to the decrease in oil and gas revenues, and a production tax refund of $17,746 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2006 total $224,710 compared to $264,051 for the six month period ended June 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $223,526 for the six month period ended June 30, 2006. The cost ceiling write-down was caused by lower gas prices at June 30, 2006. There was no cost ceiling write-down for the six month period ended June 30, 2005.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2006 total $71,308 compared to $66,573 for the period ended June 30, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

1. Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in MD’s internal controls or in other factors which could significantly affect internal controls subsequent to the date MD carried out its evaluation.

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
Date: August 21, 2006
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