Form 10-Q
period 2006-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2006-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Mewbourne Energy Partners 01-A, L.P.

INDEX

		Page No.
Part I -	Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2006 and 2005	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2006	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II -	Other Information

Item 1.	Legal Proceedings	13

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Cash	$3,226	$644
Accounts receivable, affiliate	308,702	533,964

Total current assets	311,928	534,608

Oil and gas properties at cost, full cost method	15,406,655	15,373,693
Less accumulated depreciation, depletion, amortization and impairment	(11,424,227)	(8,041,808)

	3,982,428	7,331,885

Total assets	$4,294,356	$7,866,493

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$251,982	$108,052

Asset retirement obligation plugging liability	345,106	334,802

Partners’ capital	3,697,268	7,423,639

Total liabilities and partners’ capital	$4,294,356	$7,866,493

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2006 and 2005 and

the nine months ended September 30, 2006 and 2005

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues and other income:

Oil and gas sales	$421,627	$716,849	$1,415,348	$1,946,618
Interest income	254	230	977	840

Total revenues and other income	421,881	717,079	1,416,325	1,947,458

Expenses:

Lease operating expense	170,162	89,491	373,055	295,551
Production taxes	32,879	57,086	82,659	149,595
Administrative and general expense	23,865	26,047	95,173	92,620
Depreciation, depletion, and amortization	116,465	114,758	341,175	378,809
Cost ceiling write-down	2,817,718	—	3,041,244	—
Asset retirement obligation accretion	3,435	3,050	10,304	9,884

Net income (loss)	$(2,742,643)	$426,647	$(2,527,285)	$1,020,999

Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	$(182.84)	$28.44	$(168.49)	$68.07

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,527,285)	$1,020,999
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	341,175	378,809
Cost ceiling write-down	3,041,244	—
Asset retirement obligation accretion	10,304	9,884
Changes in operating assets and liabilities:
Accounts receivable, affiliate	225,262	(28,369)
Accounts payable, affiliate	143,930	(162,120)

Net cash provided by operating activities	1,234,630	1,219,203

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	—	6,226
Purchase and development of oil and gas properties	(32,962)	—

Net cash provided by (used in) investing activities	(32,962)	6,226

Cash flows from financing activities:
Cash distributions to partners	(1,199,086)	(1,225,013)

Net cash used in financing activities	(1,199,086)	(1,225,013)

Net increase in cash	2,582	416

Cash, beginning of period	644	329

Cash, end of period	$3,226	$745

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006

(Unaudited)

Partners’ Capital
Balance at December 31, 2005	$7,423,639
Cash distributions	(1,199,086)
Net loss	(2,527,285)

Balance at September 30, 2006	$3,697,268

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2. Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During 2003 all general partner interests, other than the managing general partner, were converted to limited partner interests and accordingly all partnership interests have been reflected in the accompanying financial statements as limited partner interests.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2006 and 2005 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $3,041,244 for the nine month period ended September 30, 2006. The cost ceiling write-down was principally caused by lower gas prices at September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2006, is as follows:

Balance, beginning of period	$334,802
Accretion expense	10,304

Balance, end of period	$345,106

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $59,946 at September 30, 2006.

During the nine months ended September 30, 2006, the Partnership made cash distributions to the investor partners in the amount of $1,199,086 as compared to $1,225,013 for the nine months ended September 30, 2005. The Partnership expects that cash distributions will continue during 2006 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Oil and gas revenues.

	Three Months Ended September 30,
	2006	2005
Oil and gas sales	$421,627	$716,849
Barrels produced	90	339
Mcf produced	71,285	89,559
Average price/bbl	$68.99	$59.73
Average price/mcf	$5.83	$7.78

As shown in the table above, total oil and gas sales decreased $295,222 (41.2%) for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Of this decrease, $17,216, $106,687, and $174,461, respectively, were related to decreases in volumes of oil and gas sold and decreases in the average prices of gas sold. Volumes of oil and gas sold decreased 249 bbls of oil and 18,274 mcf of gas for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The decrease in volumes of oil and gas sold were primarily due to normal declines in production. Average gas prices decreased to $5.83 per mcf for the three months ended September 30, 2006 from $7.78 per mcf for the three months ended September 30, 2005. These decreases were partially offset by an increase of $3,142 related to an increase in the average price of oil sold. Average oil prices increased to $68.99 per bbl for the three months ended September 30, 2006 from $59.73 per bbl for the three months ended September 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2006 totaled $170,162 compared to $89,491 for the period ended September 30, 2005. Production taxes during the period ended September 30, 2006 total $32,879 compared to $57,086 for the period ended September 30, 2005. Lease operating expense increased primarily due to workover expenses for one well in the period ended September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2006 total $116,465 and was comparable to $114,758 for the three month period ended September 30, 2005.

Cost ceiling write-down. There was a cost ceiling write-down of $2,817,718 for the three month period ended September 30, 2006. The cost ceiling write-down was caused by lower gas prices at September 30, 2006. There was no cost ceiling write-down for the three month period ended September 30, 2005.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2006 total $23,865 compared to $26,047 for the period ended September 30, 2005. The overall decrease is due to reduced administrative charges caused by decreased oil and gas revenues since administrative charges are a percentage of gross revenue. This is slightly offset by higher general expenses for reporting costs.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Oil and gas revenues.

	Nine months ended September 30,
	2006	2005
Oil and gas sales	$1,415,348	$1,946,618
Barrels produced	751	1,453
Mcf produced	221,857	288,538
Average price/bbl	$65.02	$50.89
Average price/mcf	$6.16	$6.49

As shown in the table above, total oil and gas sales decreased $531,270 (27.3%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Of this decrease, $46,925, $409,769, and $95,299, respectively, were related to decreases in volumes of oil and gas sold and decreases in the average prices of gas sold. Volumes of oil and gas sold decreased 702 bbls of oil and 66,681 mcf of gas for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease in volumes of oil and gas sold were primarily due to normal declines in production. Average gas prices decreased to $6.16 per mcf for the nine months ended September 30, 2006 from $6.49 per mcf for the nine months ended September 30, 2005. These decreases were partially offset by an increase of $20,723 related to an increase in the average price of oil sold. Average oil prices increased to $65.02 per bbl for the nine months ended September 30, 2006 from $50.89 per bbl for the nine months ended September 30, 2005.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2006 totaled $373,055 compared to $295,551 for the period ended September 30, 2005. Production taxes during the period ended September 30, 2006 totaled $82,659 as compared to $149,595 for the period ended September 30, 2005. Lease operating expense increased primarily due to workover expenses for one well in the period ended September 30, 2006. The decrease in production taxes is due to the decrease in oil and gas revenues, and a production tax refund of $17,746 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2006 total $341,175 compared to $378,809 for the nine month period ended September 30, 2005. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $3,041,244 for the nine month period ended September 30, 2006. The cost ceiling write-down was caused by lower gas prices at September 30, 2006. There was no cost ceiling write-down for the nine month period ended September 30, 2005.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2006 total $95,173 compared to $92,620 for the period ended September 30, 2005. The overall increase is due to increased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2006, a 10% change in the price received for natural gas production would have had an approximate $137,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MDC’s internal controls or in other factors which has materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2006

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