Form 10-K
period 2006-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2007-03-30
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Mewbourne Energy Partners 01-A, L.P. (the “Registrant” or the “Partnership”) is a limited partnership organized under the laws of the State of Delaware on February 23, 2001 (date of inception). In accordance with the laws of the state of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2007, MOC employed 161 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

ITEM 1A.	Risk Factors

Oil and natural gas prices are volatile. A decline in prices could adversely affect the Registrant’s financial position, financial results, and cash flows.

Revenues, operating results, and profitability depend primarily upon the prices received for oil and natural gas sales. Prices also affect the amount of cash flow available for distribution. In addition, cost ceiling write-downs may be necessary in the future if prices fall significantly.

Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Registrant’s control, including:

•	worldwide and domestic supplies of oil and natural gas;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 98% of the Registrant’s reserves at December 31, 2006 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

The actual quantities and present value of proved reserves may prove to be lower than estimated.

This report contains estimates of proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities and present value of proved reserves. In addition, the Registrant may adjust estimates of proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and natural gas prices and other factors, many of which are beyond the Registrant’s control. The Registrant’s properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties.

Future price declines may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the prices for oil and natural gas at that date. A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future writedown of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations for the year ended December 31, 2006 indicated an impairment of oil and natural gas properties of approximately $3 million.

Oil and natural gas drilling and producing operations can be hazardous and may expose the Registrant to environmental liabilities.

Oil and natural gas operations are subject to many risks, including well blowouts, cratering and explosions, pipe failure, fires, formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. If any of these risks occurs, the Registrant could sustain substantial losses as a result of:

•	injury or loss of life;

•	severe damage to or destruction of property, natural resources and equipment;

•	pollution or other environmental damage;

•	clean-up responsibilities;

•	regulatory investigations and administrative, civil and criminal penalties; and

•	injunctions resulting in limitation or suspension of operations.

There is inherent risk of incurring significant environmental costs and liabilities in exploration and production operations due to generation, handling, and disposal of materials, including wastes and petroleum hydrocarbons. The Registrant may incur joint and several, strict liability under applicable U.S. federal and state environmental laws in connection with releases of petroleum hydrocarbons and wastes on, under or from leased or owned properties, some of which have been used for oil and natural gas exploration and production activities for a number of years, often by third parties not under the Registrant’s control. While the Registrant maintains insurance against some, but not all, of the risks described above, the Registrant’s insurance may not be adequate to cover casualty losses or liabilities. Also, in the future the Registrant may not be able to obtain insurance at premium levels that justify its purchase.

In addition, in response to studies suggesting that emissions of certain gases may be contributing to warming of the earth’s atmosphere, many states are beginning to consider initiatives to track and record these gases, generally referred to as “greenhouse gases,” with several states having already adopted regulatory initiatives aimed at reducing emissions of greenhouse gases. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are included among the types of gases targeted by greenhouse gas initiatives and laws. This movement is in its infancy but regulatory initiatives or legislation placing restrictions on emissions of methane or carbon dioxide that may be imposed in various states of the United States could adversely affect operations and the demand for oil and gas products.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2006, 39 wells had been drilled and were productive and 5 wells were drilled and abandoned. Of the 39 productive wells, 38 were producing and one was plugged and abandoned at December 31, 2006. The Registrant had no drilling activity for the years ended December 31, 2006, 2005 and 2004.

Reserve estimates were prepared by Forrest A Garb & Associates, Inc., the Registrant’s independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission.

ITEM 3.	Legal Proceedings

The Registrant is not aware of any pending legal proceedings to which it is a party.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the period ended December 31, 2006 covered by this report.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2007, the Registrant had 15,000 outstanding limited and general partnerships interests held of record by 569 subscribers. There is no established public or organized trading market for the limited and general partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to limited and general partners during the years ended December 31, 2006, 2005 and 2004, were $1,394,386, $1,814,334 and $2,184,367, respectively.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002:

Operating results	2006	2005	2004	2003	2002
Oil and gas sales	$1,850,098	$2,807,851	$2,962,410	$4,502,684	$3,482,714
Income (loss) before cumulative effect of accounting change	(2,311,899)	1,532,416	1,480,772	2,462,239	(728,095)
Cumulative effect of accounting change	0	0	0	48,590	0

Net income (loss)	$(2,311,899)	$1,532,416	$1,480,772	$2,510,829	$(728,095)
Basic and diluted income (loss) per limited and general partner interest (15,000 outstanding) before cumulative effect of accounting change	$(154.13)	$102.16	$98.72	$164.15	$(48.54)
Cumulative effect of accounting change	$0	$0	$0	$3.24	$0

Basic and diluted net income (loss) per limited and general partner interest (15,000 outstanding)	$(154.13)	$102.16	$98.72	$167.39	$(48.54)

At year-end:
Total Assets	$4,248,312	$7,866,493	$8,300,785	$9,101,476	$9,939,425
Cash Distributions per limited and general partner interest (15,000 outstanding)	$92.96	$120.96	$145.62	$253.83	$169.27

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth certain operating data for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Oil and gas sales	$1,850,098	$2,807,851	$2,962,410
Barrels produced	936	1,706	4,459
Mcf produced	290,019	375,141	518,314
Average price/bbl	$63.18	$51.90	$38.09
Average price/mcf	$6.18	$7.25	$5.39

Year ended December 31, 2006 compared to the year ended December 31, 2005

Oil and natural gas sales. As shown in the table above, total oil and gas sales decreased $957,753 (34.1%) for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Of this decrease, $48,664, $527,389, and $400,935, respectively, were related to decreases in volumes of oil and gas sold and decreases in the average price of gas sold. Volumes of oil and gas sold decreased 770 bbls of oil and 85,122 mcf of gas for the year ended December 31, 2006 as compared to the year ended December 31, 2005. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of two wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in oil production are not expected to return to previously high levels of production. Average gas prices decreased to $6.18 per mcf for the year ended December 31, 2006 from $7.25 per mcf for the year ended December 31, 2005. These decreases were partially offset by an increase of $19,235 related to an increase in the average price of oil sold. Average oil prices increased to $63.18 per bbl for the year ended December 31, 2006 from $51.90 per bbl for the year ended December 31, 2005.

Lease operating expense and production taxes. Lease operating expense increased from $424,875 in 2005 to $479,438 in 2006. Production taxes decreased from $216,235 in 2005 to $116,203 in 2006. Lease operating expense increased primarily due to substantial well repair and maintenance expenses for one well in 2006. Production taxes decreased due to decreased oil and gas revenues for 2006.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $495,645 in 2005 to $397,009 in 2006. The decrease is primarily due to the decline in production volumes.

Cost ceiling write-down. There was a cost ceiling write-down of $3,041,244 in 2006. The cost ceiling write-down was caused by lower gas prices during the year. There was no cost ceiling write-down for 2005.

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

Lease operating expense and production taxes. Lease operating expense increased from $390,032 in 2004 to $424,875 in 2005. Production taxes decreased from $232,845 in 2004 to $216,235 in 2005. Lease operating expense increased primarily due to well repair and maintenance expenses for three wells in 2005. Production taxes decreased due to decreased oil and gas revenues for 2005.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $703,250 in 2004 to $495,645 in 2005. The decrease is primarily due to the decline in production volumes. There were no cost ceiling write-downs for 2005 or 2004.

Liquidity and capital resources

Cash increased by $1,963 during the year ended December 31, 2006. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2006 and 2005, is as follows:

	2006	2005
Balance, beginning of period	$334,802	$321,623
Accretion expense	13,739	13,179

Balance, end of period	$348,541	$334,802

Organization and Related Party Transactions

The Partnership was organized on February 23, 2001. In accordance with the laws of the state of Delaware, MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator. Reimbursement to MOC for operator charges totaled $215,034, $202,688 and $191,754 for the years ended December 31, 2006, 2005 and 2004, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $79,651, $91,715 and $110,141 were allocated to the Partnership during the years ended December 31, 2006, 2005 and 2004, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the year ended December 31, 2006, a 10% change in the price received for natural gas production would have had an approximate $179,000 impact on revenue.

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

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006 its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended December 31, 2006 or in other factors which have materially affected, or is reasonable likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2006	Position
Curtis W. Mewbourne	71	President and Director

J. Roe Buckley	44	Vice President and Chief Financial Officer

Alan Clark	54	Treasurer and Controller

Michael F. Shepard	60	Secretary and General Counsel

Dorothy M. Cuenod	46	Assistant Secretary and Director

Ruth M. Buckley	45	Assistant Secretary and Director

Julie M. Greene	43	Assistant Secretary and Director

Curtis W. Mewbourne, age 71, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 42 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 44, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 54, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 60, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 46, received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 45, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 43, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Administrative & general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$294,685	$294,403	$301,895

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

ITEM 14.	Principal Accountant Fees and Services

In August 2006, the Registrant changed audit firms, from PricewaterhouseCoopers LLP to BDO Seidman, LLP. The firm of PricewaterhouseCoopers was originally engaged at inception of the Registrant to serve as the Registrant’s independent registered public accounting firm and subsequently retained for the annual audits through fiscal years ended December 31, 2005. The aggregate fees billed, including expenses, by BDO Seidman, LLP and PricewaterhouseCoopers LLP for 2006, 2005 and 2004 for various services are set forth below:

	For the Year Ended December, 31,
	2006	2005	2004
Audit	$24,000	$19,023	$20,776
Tax Return Preparation	$0	$0	$3,663

	$24,000	$19,023	$24,439

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial statements

The following are filed as part of this annual report:

Reports of Independent Registered Public Accounting Firms

Balance sheets as of December 31, 2006 and 2005

Statements of operations for the years ended December 31, 2006, 2005 and 2004

Statements of changes in partners’ capital for the years ended

December 31, 2006, 2005 and 2004

Statements of cash flows for the years ended December 31, 2006, 2005 and 2004

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

/s/ Curtis W. Mewbourne	President/Director	March 30, 2007
Curtis W. Mewbourne

/s/ J. Roe Buckley	Vice President	March 30, 2007
J. Roe Buckley	Chief Financial Officer

/s/ Alan Clark	Treasurer and Controller	March 30, 2007
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 30, 2007
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 30, 2007
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 30, 2007
Julie M. Greene

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

FINANCIAL STATEMENTS

WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

For the years ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Dallas, Texas

March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A, L.P. and to the Board of Directors of Mewbourne Development Corporation:

We have audited the accompanying balance sheet of Mewbourne Energy Partners 01-A, L.P. as of December 31, 2006 and the related statements of operations, of changes in partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Partnership Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A, L.P. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas

March 30, 2007

Mewbourne Energy Partners 01-A, L.P.

BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash	$2,607	$644
Accounts receivable, affiliate	317,847	533,964

Total current assets	320,454	534,608

Oil and gas properties at cost, full cost method	15,407,919	15,373,693
Less accumulated depreciation, depletion, amortization and impairment	(11,480,061)	(8,041,808)

	3,927,858	7,331,885

Total assets	$4,248,312	$7,866,493

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$182,417	$108,052

Asset retirement obligation-plugging liability	348,541	334,802

Partners’ capital	3,717,354	7,423,639

Total liabilities and partners’ capital	$4,248,312	$7,866,493

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues and other income:
Oil and gas sales	$1,850,098	$2,807,851	$2,962,410
Interest income	1,220	977	475

	1,851,318	2,808,828	2,962,885

Expenses:
Lease operating expense	479,438	424,875	390,032
Production taxes	116,203	216,235	232,845
Administrative and general expense	115,584	126,478	143,915
Depreciation, depletion, and amortization	397,009	495,645	703,250
Cost ceiling write-down	3,041,244	0	0
Asset retirement obligation accretion	13,739	13,179	12,071

	4,163,217	1,276,412	1,482,113

Net income (loss)	$(2,311,899)	$1,532,416	$1,480,772

Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	$(154.13)	$102.16	$98.72

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2006, 2005 and 2004

Partners Capital
Balance at December 31, 2003	$8,409,152
Cash distributions	(2,184,367)
Net income	1,480,772

Balance at December 31, 2004	7,705,557
Cash distributions	(1,814,334)
Net income	1,532,416

Balance at December 31, 2005	7,423,639
Cash distributions	(1,394,386)
Net loss	(2,311,899)

Balance at December 31, 2006	$3,717,354

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(2,311,899)	$1,532,416	$1,480,772
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	397,009	495,645	703,250
Cost ceiling write-down	3,041,244	0	0
Asset retirement obligation accretion	13,739	13,179	12,071
Changes in operating assets and liabilities:
Accounts receivable, affiliate	216,117	(54,819)	83,436
Accounts payable, affiliate	74,365	(165,553)	(98,007)

Net cash provided by operating activities	1,430,575	1,820,868	2,181,522

Cash flows from investing activities:
Purchase and development of oil and gas properties	(34,226)	(6,219)	0
Proceeds from sale of oil and gas properties	0	0	3,066

Net cash provided by (used in) investing activities	(34,226)	(6,219)	3,066

Cash flows from financing activities:
Cash distributions to partners	(1,394,386)	(1,814,334)	(2,184,367)

Net cash used in financing activities	(1,394,386)	(1,814,334)	(2,184,367)

Net increase in cash	1,963	315	221
Cash, beginning of period	644	329	108

Cash, end of period	$2,607	$644	$329

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Significant Accounting Policies:

Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Programs, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During 2003 all general partner equity interests were converted to limited partner equity interests. The managing general partner has no equity interest in the partnership.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2006, 2005 and 2004 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $3,041,244 for the year ended December 31, 2006. There were no cost ceiling write-downs for the years ended December 31, 2005 and 2004.

Significant estimates inherent in the Registrant’s financial statements include the estimate of oil and gas reserves and future abandonment costs. Changes in oil and gas prices and the changes in production estimates could have a significant effect on reserve estimates. The reserve estimates directly impact the computation of depreciation, depletion, and amortization, asset retirement obligation, and the ceiling test for the Registrant’s oil and gas properties.

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

Asset Retirement Obligations

A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2006 and 2005, is as follows:

	2006	2005
Balance, beginning of period	$334,802	$321,623
Accretion expense	13,739	13,179

Balance, end of period	$348,541	$334,802

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2006, 2005 and 2004, no material gas imbalances between the Partnership and other working interest owners existed.

Income Taxes

The Partnership is treated as a partnership for income tax purposes, and as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

2.	Organization and Related Party Transactions:

The Partnership was organized on February 23, 2001. In accordance with the laws of the state of Delaware, MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no equity interest in the Registrant. Mewbourne Oil Company (MOC) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The partnership will be charged for their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the Operator. Reimbursement to MOC for operator charges totaled $215,034, $202,688 and $191,754 for the years ended December 31, 2006, 2005 and 2004, respectively. Operator charges are billed in accordance with the program and partnership agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Under this arrangement, $79,651, $91,715 and $110,141 were allocated to the Partnership during the years ended December 31, 2006, 2005 and 2004, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement, the Program. The Partnership and MD are parties to the Program agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which will approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%.

The Partnership’s financial statements reflect its respective proportionate interest in the Program.

3.	Reconciliation of Net income per Statements of Operations with Net income per Federal Income Tax Return:

The following is a reconciliation of net income (loss) per statements of operations with net income per federal income tax return for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net income (loss) per statements of operations	$(2,311,899)	$1,532,416	$1,480,772
Intangible development costs capitalized for financial reporting purposes and expensed for tax reporting purposes	(25,281)	(6,162)	12,884
Depreciation, depletion and amortization for financial reporting purposes over amounts for tax reporting purposes	200,174	244,164	355,169
Cost ceiling write-down	3,041,244	0	0
Gain on sale of oil and gas equipment recognized for tax reporting purposes	2,054	7,494	6,041
ARO accretion expense for financial reporting purposes	13,739	13,179	12,071
Other	(43,370)	35,660	0

Net income per federal income tax return before tentative tax depletion	$876,661	$1,826,751	$1,866,937

The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $3,178,274, $6,688,298 and $6,966,884 at December 31, 2006, 2005 and 2004, respectively.

4.	Quarterly Financial Data (unaudited):

Summarized unaudited quarterly financial data for 2006 and 2005 are as follows:

	Quarters Ended
	March 31, 2006	June 30, 2006		September 30, 2006		December 31, 2006
Total revenues	547,496	446,225		421,627		434,750
Gross profit (loss) (a)	270,852	(56,217	)(b)	(2,742,897	)(c)	215,143
Net income (loss)	271,216	(55,858	)(b)	(2,742,643	)(c)	215,386
Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	18.08	(3.72)		(182.84)		14.36

	Quarters Ended
	March 31, 2005	June 30, 2005		September 30, 2005		December 31, 2005
Total revenues	596,954	632,815		716,849		861,233
Gross profit (a)	268,672	325,071		426,417		511,280
Net income	269,018	328,335		426,647		511,417
Basic and diluted net income per limited partner interest (15,000 interests outstanding)	17.93	21.69		28.44		34.09

(a)	Total revenue less operating costs.
(b)	Includes cost ceiling write-down of 223,526.
(c)	Includes cost ceiling write-down of 2,817,718.

5.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities as defined by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Costs incurred for the year:
Development	$34,226	$0	$0

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Cost of oil and natural gas properties at year-end:
Producing assets – Proved properties	$15,128,442	$15,094,216
Asset retirement obligation	279,477	279,477

Total capitalized cost	15,407,919	15,373,693
Accumulated depreciation, depletion, amortization and impairment	(11,480,061)	(8,041,808)

Net capitalized costs	$3,927,858	$7,331,885

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

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2006. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States.

Proved Reserves:

	Crude Oil and Condensate (bbls of Oil)	Natural Gas (Thousands of Cubic Feet)
	(In thousands)
Balance at December 31, 2003 (1)	27	6,667
Revisions to previous estimates	(10)	(310)
Extension, discoveries and other additions	0	12
Production	(4)	(518)

Balance at December 31, 2004 (1)	13	5,851
Revisions to previous estimates	1	(194)
Production	(2)	(375)

Balance at December 31, 2005 (1)	12	5,282
Revisions to previous estimates	(3)	(499)
Production	(1)	(290)

Balance at December 31, 2006 (1)	8	4,493

(1)	All of these reserves are categorized as proved developed as of December 31, 2006, 2005 and 2004.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.