Form 10-Q
period 2007-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2007-08-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Mewbourne Energy Partners 01-A, L.P.

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Cash	$4,233	$2,607
Accounts receivable, affiliate	320,437	317,847

Total current assets	324,670	320,454

Oil and gas properties at cost, full cost method	15,410,437	15,407,919
Less accumulated depreciation, depletion, amortization and impairment	(11,587,868)	(11,480,061)

	3,822,569	3,927,858

Total assets	$4,147,239	$4,248,312

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$60,156	$182,417

Asset retirement obligation	354,363	348,541

Partners’ capital	3,732,720	3,717,354

Total liabilities and partners’ capital	$4,147,239	$4,248,312

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2007 and 2006 and

the six months ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues and other income:

Oil and gas sales	$469,278	$446,225	$871,476	$993,721
Interest income	656	359	1,381	723

Total revenues and other income	469,934	446,584	872,857	994,444

Expenses:

Lease operating expense	78,974	113,567	149,245	202,893
Production taxes	37,036	15,987	67,530	49,780
Administrative and general expense	41,807	29,267	65,473	71,308
Depreciation, depletion, and amortization	57,564	116,660	107,807	224,710
Cost ceiling write-down	—	223,526	—	223,526
Asset retirement obligation accretion	3,567	3,435	6,897	6,869

Net income (loss)	$250,986	$(55,858)	$475,905	$215,358

Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	$16.73	$(3.72)	$31.73	$14.36

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$475,905	$215,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	107,807	224,710
Cost ceiling write-down	—	223,526
Asset retirement obligation accretion	6,897	6,869
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(2,590)	253,837
Accounts payable, affiliate	(122,261)	54,121

Net cash provided by operating activities	465,758	978,421

Cash flows from investing activities:
Purchase and development of oil and gas properties	(3,593)	(23,201)

Net cash used in investing activities	(3,593)	(23,201)

Cash flows from financing activities:
Cash distributions to partners	(460,539)	(951,925)

Net cash used in financing activities	(460,539)	(951,925)

Net increase in cash	1,626	3,295

Cash, beginning of period	2,607	644

Cash, end of period	$4,233	$3,939

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2007

(Unaudited)

Partners Capital
Balance at December 31, 2006	$3,717,354
Cash distributions	(460,539)
Net income	475,905

Balance at June 30, 2007	$3,732,720

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the six months period ended June 30, 2007. There was a cost ceiling write-down of $223,526 for the six month period ended June 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$348,541	$334,802
Liabilities incurred	(1,075)	—
Accretion expense	6,897	13,739

Balance, end of period	$354,363	$348,541

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $264,514 at June 30, 2007.

During the six months ended June 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $460,539 as compared to $951,925 for the six months ended June 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Oil and gas revenues.

	Three Months Ended June 30,
	2007	2006
Oil and gas sales	$469,278	$446,225
Barrels produced	255	420
Mcf produced	66,544	75,093
Average price/bbl	$60.59	$67.13
Average price/mcf	$6.82	$5.57

As shown in the table above, total oil and gas sales increased $23,053 (5.2%) for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Of this increase, $94,073 related to an increase in the average price of gas sold. Average gas prices increased to $6.82 per mcf for the three months ended June 30, 2007 from $5.57 per mcf for the three months ended June 30, 2006. This increase was partially offset by decreases of $9,988 and $58,287, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 165 bbls of oil and 8,549 mcf of gas for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. An additional decrease of $2,745 was related to a decrease in the average price of oil sold. Average oil prices decreased to $60.59 per bbl for the three months ended June 30, 2007 from $67.13 per bbl for the three months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of five wells, and was offset by the substantial increase in the production of three wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 totaled $78,974 as compared to $113,567 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 totaled $37,036 as compared to $15,987 for the period ended June 30, 2006. Lease operating expense decreased primarily due to one workover for the period ended June 30, 2006 as compared to no workovers the period ended June 30, 2007, and average declines in production costs. The increase in production taxes is due to a productions tax refund of $17,746 for the period ended June 30, 2006 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2007 total $57,564 compared to $116,660 for the three month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended June 30, 2007. There was a cost ceiling write-down of $223,526 for the three month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2007 total $41,807 compared to $29,267 for the period ended June 30, 2006. The overall increase is due to decreased administrative expenses allocated to the partnership by “MOC” and higher general expenses for reporting costs.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Oil and gas revenues

	Six Months Ended June 30,
	2007	2006
Oil and gas sales	$871,476	$993,721
Barrels produced	439	662
Mcf produced	124,902	150,571
Average price/bbl	$58.32	$64.48
Average price/mcf	$6.77	$6.32

As shown in the table above, total oil and gas sales decreased $122,245 (12.3%) for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Of this decrease, $12,976 and $173,496, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 223 bbls of oil and 25,669 mcf of gas for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. An additional decrease of $4,074 was related to a decrease in the average price of oil sold. Average oil prices decreased to $58.32 per bbl for the six months ended June 30, 2007 from $64.48 per bbl for the six months ended June 30, 2006. The decrease in volumes of oil sold was primarily due to a substantial decline in the production of four wells, and was offset by the substantial increase in the production of two wells. The decrease in volumes of gas sold was primarily due to normal declines in production. The wells with a substantial decline in production are not expected to return to previous levels of production. These decreases were partially offset by an increase of $68,301 related to an increase in the average price of gas sold. Average gas prices increased to $6.77 per mcf for the six months ended June 30, 2007 from $6.32 per mcf for the six months ended June 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended June 30, 2007 total $149,245 compared to $202,893 for the period ended June 30, 2006. Production taxes during the period ended June 30, 2007 total $67,530 as compared to $49,780 for the period ended June 30, 2006. Lease operating expense decreased primarily due to one workover for the period ended June 30, 2006 as compared to no workovers the period ended June 30, 2007, and average declines in production costs. The increase in production taxes is due to a productions tax refund of $17,746 for the period ended June 30, 2006 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2007 total $107,807, compared to $224,710 for the six month period ended June 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the six month period ended June 30, 2007. There was a cost ceiling write-down of $223,526 for the six month period ended June 30, 2006, which was caused by the lower gas price at June 30, 2006.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2007 total $65,473 compared to $71,308 for the period ended June 30, 2006. The overall decrease is due to decreased administrative expenses allocated to the partnership by “MOC” and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $85,000 impact on our revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended June 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: August 14, 2007

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