Form 10-Q
period 2007-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2007-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Mewbourne Energy Partners 01-A, L.P.

INDEX

		Page No.
Part I – Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5

	Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2007	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Disclosure Controls and Procedures	13

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

Mewbourne Energy Partners 01-A, L.P.

Part I – Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash	$14,956	$2,607
Accounts receivable, affiliate	240,162	317,847

Total current assets	255,118	320,454

Oil and gas properties at cost, full cost method	15,410,916	15,407,919
Less accumulated depreciation, depletion, amortization and impairment	(11,640,960)	(11,480,061)

	3,769,956	3,927,858

Total assets	$4,025,074	$4,248,312

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$57,889	$182,417
Asset retirement obligation	357,930	348,541
Partners’ capital	3,609,255	3,717,354

Total liabilities and partners’ capital	$4,025,074	$4,248,312

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2007 and 2006 and

the nine months ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas sales	$344,004	$421,627	$1,215,480	$1,415,348
Interest income	841	254	2,222	977

Total revenues and other income	344,845	421,881	1,217,702	1,416,325

Expenses:
Lease operating expense	90,017	170,162	239,262	373,055
Production taxes	25,902	32,879	93,432	82,659
Administrative and general expense	19,336	23,865	84,809	95,173
Depreciation, depletion, and amortization	53,092	116,465	160,899	341,175
Cost ceiling write-down	—	2,817,718	—	3,041,244
Asset retirement obligation accretion	3,567	3,435	10,464	10,304

Total expenses	191,914	3,164,524	588,866	3,943,610

Net income (loss)	$152,931	$(2,742,643)	$628,836	$(2,527,285)

Basic and diluted net income (loss) per limited partner interest (15,000 interests outstanding)	$10.20	$(182.84)	$41.92	$(168.49)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$628,836	$(2,527,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	160,899	341,175
Cost ceiling write-down	—	3,041,244
Asset retirement obligation accretion	10,464	10,304
Changes in operating assets and liabilities:
Accounts receivable, affiliate	77,685	225,262
Accounts payable, affiliate	(124,528)	143,930

Net cash provided by operating activities	753,356	1,234,630

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,072)	(32,962)

Net cash used in investing activities	(4,072)	(32,962)

Cash flows from financing activities:
Cash distributions to partners	(736,935)	(1,199,086)

Net cash used in financing activities	(736,935)	(1,199,086)

Net increase in cash	12,349	2,582
Cash, beginning of period	2,607	644

Cash, end of period	$14,956	$3,226

Supplemental Cash Flow Information:
Non-cash decrease to oil & gas properties related to:
Asset retirement obligation liabilities	$(1,075)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2007

(Unaudited)

Partners Capital
Balance at December 31, 2006	$3,717,354
Cash distributions	(736,935)
Net income	628,836

Balance at September 30, 2007	$3,609,255

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2007 and 2006 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $3,041,244 for the nine month period ended September 30, 2006.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2007 and for the year ended December 31, 2006 is as follows:

	2007	2006
Balance, beginning of period	$348,541	$334,802
Liabilities incurred	(1,075)	—
Accretion expense	10,464	13,739

Balance, end of period	$357,930	$348,541

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $197,229 at September 30, 2007.

During the nine months ended September 30, 2007, the Partnership made cash distributions to the investor partners in the amount of $736,935 as compared to $1,199,086 for the nine months ended September 30, 2006. The Partnership expects that cash distributions will continue during 2007 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006.

Oil and gas revenues.

	Three Months Ended September 30,
	2007	2006
Oil and gas sales	$344,004	$421,627
Barrels produced	395	90
Mcf produced	57,372	71,285
Average price/bbl	$72.96	$68.99
Average price/mcf	$5.49	$5.83

As shown in the table above, total oil and gas sales decreased $77,623 (18.4%) for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Of this decrease, $76,186 was related to a decrease in the volume of gas sold, to 57,372 mcf of gas for the three months ended September 30, 2007 from 71,285 mcf for the three months ended September 30, 2006. This was partially offset by a $22,296 increase due to the increase in the volume of oil sold to 395 barrels of oil for the three months ended September 30, 2007 from 90 barrels of oil for the three months ended September 30, 2006. The decrease in volume of gas sold was due to normal declines in production, which in some wells was substantial. This was partially offset by an increase in the volume of oil sold. Also, gas sales decreased by $24,088 due to the decrease in the average price of gas to $5.49 per mcf for the three months ended September 30, 2007 from $5.83 per mcf for the three months ended September 30, 2006. This was partially offset by a $355 increase in oil sales due to the increase in the average price of oil to $72.96 per barrel for the three months ended September 30, 2007 from $68.99 per barrel for the three months ended September 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2007 totaled $90,017 as compared to $170,162 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 totaled $25,902 as compared to $32,879 for the period ended September 30, 2006. Lease operating expense decreased primarily due to one workover for the period ended September 30, 2006 as compared to no workovers for the period ended September 30, 2007, and average declines in production costs. The decrease in production taxes is due to the decrease in oil and gas revenues.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2007 total $53,092 compared to $116,465 for the three month period ended September 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the three month period ended September 30, 2007. There was a cost ceiling write-down of $2,817,718 for the three month period ended September 30, 2006, which was caused by the lower gas price at September 30, 2006.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2007 total $19,336 compared to $23,865 for the period ended September 30, 2006. The overall decrease is due to decreased administrative expenses allocable to the partnership and lower general expenses for reporting costs.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Oil and gas revenues

	Nine Months Ended September 30,
	2007	2006
Oil and gas sales	$1,215,480	$1,415,348
Barrels produced	834	751
Mcf produced	182,274	221,857
Average price/bbl	$65.25	$65.02
Average price/mcf	$6.37	$6.16

As shown in the table above, total oil and gas sales decreased $199,868 (14.1%) for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Of this decrease, $252,304 was related to a decrease in the volume of gas sold, to 182,274 mcf of gas for the nine months ended September 30, 2007 from 221,857 mcf for the nine months ended September 30, 2006. This was partially offset by a $6,651 increase due to the increase in the volume of oil sold to 834 barrels of oil for the nine months ended September 30, 2007 from 751 barrels of oil for the nine months ended September 30, 2006. The decrease in volume of gas sold was due to normal declines in production, which in some wells was substantial. This was partially offset by an increase in the volume of oil sold. Also, gas sales increased by $45,723 due to the increase in the average price of gas to $6.37 per mcf for the nine months ended September 30, 2007 from $6.16 per mcf for the nine months ended September 30, 2006. Oil sales increased by $62 due to the increase in the average price of oil to $65.25 per barrel for the nine months ended September 30, 2007 from $65.02 per barrel for the nine months ended September 30, 2006.

Lease operations and production taxes. Lease operating expense during the period ended September 30, 2007 total $239,262 compared to $373,055 for the period ended September 30, 2006. Production taxes during the period ended September 30, 2007 total $93,432 as compared to $82,659 for the period ended September 30, 2006. Lease operating expense decreased primarily due to one workover for the period ended September 30, 2006 as compared to no workovers the period ended September 30, 2007, and average declines in production costs. The increase in production taxes is due to a production tax refund of $17,746 for the period ended September 30, 2006 for one well in Oklahoma due to incentives for workover wells.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2007 total $160,899, compared to $341,175 for the nine month period ended September 30, 2006. The decrease is due to the decline in production volumes.

Cost ceiling write-down. There was no cost ceiling write-down for the nine month period ended September 30, 2007. There was a cost ceiling write-down of $3,041,244 for the nine month period ended September 30, 2006, which was caused by lower gas prices at June 30, 2006 and September 30, 2006.

Administrative and general expense. Administrative and general expense for the period ended September 30, 2007 total $84,809 compared to $95,173 for the period ended September 30, 2006. The overall decrease is due to decreased administrative expenses allocable to the partnership, which was partially offset by higher general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2007, a 10% change in the price received for natural gas production would have had an approximate $116,000 impact on our revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no changes in MD’s internal controls for the quarter ended September 30, 2007 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Date: November 14, 2007

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