Form 10-Q
period 2008-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2008-08-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$2,033	$8,371
Accounts receivable, affiliate	360,993	221,782

Total current assets	363,026	230,153

Oil and gas properties at cost, full-cost method	15,483,964	15,410,679
Less accumulated depreciation, depletion, amortization and impairment	(11,778,381)	(11,687,994)

	3,705,583	3,722,685

Total assets	$4,068,609	$3,952,838

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$214,813	$46,564

Total current liabilities	214,813	46,564

Asset retirement obligation	368,934	361,497

Partners’ capital	3,484,862	3,544,777

Total liabilities and partners’ capital	$4,068,609	$3,952,838

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2008 and 2007 and

the six months ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues and other income
Oil and gas sales	$539,082	$469,278	$929,166	$871,476
Interest income	200	656	547	1,381

Total revenues and other income	539,282	469,934	929,713	872,857

Expenses
Lease operating expense	291,630	78,974	398,471	149,245
Production taxes	40,961	37,036	71,784	67,530
Administrative and general expense	40,225	41,807	53,774	65,473
Depreciation, depletion, and amortization	48,427	57,564	90,387	107,807
Asset retirement obligation accretion	3,719	3,567	7,437	6,897

Total expenses	424,962	218,948	621,853	396,952

Net income	$114,320	$250,986	$307,860	$475,905

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$7.62	$16.73	$20.52	$31.73

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$307,860	$475,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	90,387	107,807
Asset retirement obligation accretion	7,437	6,897
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(139,211)	(2,590)
Accounts payable, affiliate	168,249	(122,261)

Net cash provided by operating activities	434,722	465,758

Cash flows from investing activities:
Purchase and development of oil and gas properties	(73,285)	(3,593)

Net cash used in investing activities	(73,285)	(3,593)

Cash flows from financing activities:
Cash distributions to partners	(367,775)	(460,539)

Net cash used in financing activities	(367,775)	(460,539)

Net increase (decrease) in cash	(6,338)	1,626
Cash, beginning of period	8,371	2,607

Cash, end of period	$2,033	$4,233

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$3,544,777
Cash distributions	(367,775)
Net income	307,860

Balance at June 30, 2008	$3,484,862

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

2.	Accounting for Oil and Gas Producing Activities

Mewbourne Energy Partners 01-A, L.P. (the “Registrant” or the “Partnership”), a Delaware limited partnership, is engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, and was organized on February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 as a part of an offering registered under the name Mewbourne Energy Partners 01-02 Drilling Program, (the “Program”), and concluded August 28, 2001, with total investor contributions of $15,000,000 originally being sold to 569 subscribers of which $13,513,000 were sold to 528 subscribers as general partner interests and $1,487,000 were sold to 41 subscribers as limited partner interests. During 2003, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2008 and the year ended December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Balance, beginning of period	$361,497	$348,541
Liabilities reduced		(1,075)
Accretion expense	7,437	14,031

Balance, end of period	$368,934	$361,497

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $148,213 at June 30, 2008.

During the six months ended June 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $367,775 as compared to $460,539 for the six months ended June 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Oil and gas revenues	Three Months Ended June 30,
	2008	2007
Oil and gas sales	$539,082	$469,278
Barrels produced	327	255
Mcf produced	60,088	66,544
Average price/bbl	$120.17	$60.59
Average price/mcf	$8.32	$6.82

As shown in the table above, total oil and gas sales increased $69,804 (14.9%) for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Of this increase, $8,721 was related to an increase in the volume of oil sold. This was more than offset by a reduction in revenue of $53,699 from a decrease in the volume of gas sold. The volume of oil sold increased by 72 bbls and the volume of gas decreased by 6,456 mcfs for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease in the volume sold was primarily due to normal declines in production.

The net decrease in revenue due to the changes in volume were more than offset by increases of $15,173 and $99,609, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $120.17 per bbl and $8.32 per mcf for the three months ended June 30, 2008 from $60.59 per bbl and $6.82 per mcf for the three months ended June 30, 2007.

Production taxes. Production taxes during the three month period ended June 30, 2008 increased to $40,961 from $37,036 for the three month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the three month period ended June 30, 2008 increased to $291,630 from $78,974 for the three month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2008 decreased to $48,427 from $57,564 for the three month period ended June 30, 2007. The decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2008 totaled $40,225, which was comparable to $41,807 for the three month period ended June 30, 2007.

Results of Operations

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Oil and gas revenues	Six Months Ended June 30,
	2008	2007
Oil and gas sales	$929,166	$871,476
Barrels produced	449	439
Mcf produced	110,470	124,902
Average price/bbl	$113.65	$58.32
Average price/mcf	$7.95	$6.77

As shown in the table above, total oil and gas sales increased $57,690 (6.6%) for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Of this increase, $1,155 was related to an increase in the volume of oil sold. This was more than offset by a reduction in revenue of $114,726 from a decrease in the volume of gas sold. The volume of oil sold increased by 10 bbls and the volume of gas decreased by 14,433 mcfs for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease in the volume sold was primarily due to normal declines in production.

The net decrease in revenue due to the changes in volume were more than offset by increases of $24,294 and $146,967, respectively, related to increases in the average prices of oil and gas sold. Average oil and gas prices increased to $113.65 per bbl and $7.95 per mcf for the six months ended June 30, 2008 from $58.32 per bbl and $6.77 per mcf for the six months ended June 30, 2007.

Production taxes. Production taxes during the six month period ended June 30, 2008 increased to $71,784 from $67,530 for the six month period ended June 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the six month period ended June 30, 2008 increased to $398,471 from $149,245 for the six month period ended June 30, 2007 due to well repairs and workovers.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2008 decreased to $90,387 from $107,807 for the six month period ended June 30, 2007. The decrease was due to the decline in production volumes.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2008 totaled $53,774 compared to $65,473 for the six month period ended June 30, 2007. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2008 and lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $88,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended June 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2008

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