Form 10-Q
period 2008-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2008-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2008 and 2007	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2008	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Cash	$37,741	$8,371
Accounts receivable, affiliate	274,970	221,782

Total current assets	312,711	230,153

Oil and gas properties at cost, full-cost method	15,449,130	15,410,679
Less accumulated depreciation, depletion, amortization and impairment	(11,833,901)	(11,687,994)

	3,615,229	3,722,685

Total assets	$3,927,940	$3,952,838

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$57,187	$46,564

Total current liabilities	57,187	46,564

Asset retirement obligation	364,976	361,497

Partners’ capital	3,505,777	3,544,777

Total liabilities and partners’ capital	$3,927,940	$3,952,838

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2008 and 2007 and

the nine months ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues and other income
Oil sales	$39,423	$28,834	$90,475	$54,438
Gas sales	415,078	315,170	1,293,192	1,161,042
Interest income	151	841	698	2,222

Total revenues and other income	454,652	344,845	1,384,365	1,217,702

Expenses
Lease operating expense	81,759	90,017	480,230	239,262
Production taxes	32,535	25,902	104,319	93,432
Administrative and general expense	21,603	19,336	75,377	84,809
Depreciation, depletion, and amortization	55,520	53,092	145,907	160,899
Asset retirement obligation accretion	1,425	3,567	8,862	10,464

Total expenses	192,842	191,914	814,695	588,866

Net income	$261,810	$152,931	$569,670	$628,836

Basic and diluted net income per limited partner interest (15,000 interests outstanding)	$17.45	$10.20	$37.98	$41.92

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$569,670	$628,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	145,907	160,899
Asset retirement obligation accretion	8,862	10,464
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(53,188)	77,685
Accounts payable, affiliate	10,623	(124,528)

Net cash provided by operating activities	681,874	753,356

Cash flows from investing activities:
Purchase and development of oil and gas properties	(43,834)	(4,072)

Net cash used in investing activities	(43,834)	(4,072)

Cash flows from financing activities:
Cash distributions to partners	(608,670)	(736,935)

Net cash used in financing activities	(608,670)	(736,935)

Net increase in cash	29,370	12,349
Cash, beginning of period	8,371	2,607

Cash, end of period	$37,741	$14,956

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(5,383)	$(1,075)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008

(Unaudited)

Partners’ Capital
Balance at December 31, 2007	$3,544,777
Cash distributions	(608,670)
Net income	569,670

Balance at September 30, 2008	$3,505,777

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2008 and 2007, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2008 and the year ended December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Balance, beginning of period	$361,497	$348,541
Liabilities reduced	(5,383)	(1,075)
Accretion expense	8,862	14,031

Balance, end of period	$364,976	$361,497

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $255,524 at September 30, 2008.

During the nine months ended September 30, 2008, the Partnership made cash distributions to the investor partners in the amount of $608,670 as compared to $736,935 for the nine months ended September 30, 2007. The Partnership expects that cash distributions will continue during 2008 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007:

	Three Months Ended September 30,
	2008	2007
Oil sales	$39,423	$28,834
Barrels produced	327	395
Average price/bbl	$120.56	$72.96
Gas sales	$415,078	$315,170
Mcf produced	55,764	57,372
Average price/mcf	$7.44	$5.49

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $110,497, a 32.1% increase, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Of this increase, $18,787 and $111,877 were due to increases in the average prices of oil and gas sold, respectively. Average prices rose to $120.56 from $72.96 per bbl and to $7.44 from $5.49 per mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Those increases were partially offset by reductions in revenue of $8,198 and $11,969 due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 68 bbls and 1,608 mcf for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. These decreases in the volumes sold were primarily due to normal declines in production.

Production taxes. Production taxes during the three month period ended September 30, 2008 increased to $32,535 from $25,902 for the three month period ended September 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the three month period ended September 30, 2008 decreased to $81,759 from $90,017 due to well repairs and workovers in the three month period ended September 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2008 was $55,520, which was comparable to $53,092 for the three month period ended September 30, 2007.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2008 totaled $21,603. This was comparable to $19,336 for the three month period ended September 30, 2007.

Results of Operations

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
Oil sales	$90,475	$54,438
Barrels produced	777	834
Average price/bbl	$116.44	$65.25
Gas sales	$1,293,192	$1,161,042
Mcf produced	166,234	182,274
Average price/mcf	$7.78	$6.37

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $168,187, a 13.8% increase, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Of this increase, $42,674 and $256,931 were related to increases in the average prices of oil and gas sold, respectively. Average oil and gas prices increased to $116.44 from $65.25 per bbl and to $7.78 from $6.37 per mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Those increases were partially offset by reductions in revenue of $6,637 and $124,781 from decreases in the volumes of oil and gas sold, respectively. The volume of oil sold decreased by 57 bbls and the volume of gas decreased by 16,040 mcf for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. These decreases in the volumes sold were primarily due to normal declines in production.

Production taxes. Production taxes during the nine month period ended September 30, 2008 increased to $104,319 from $93,432 for the nine month period ended September 30, 2007 due to increased revenue.

Lease operations. Lease operating expense during the nine month period ended September 30, 2008 increased to $480,230 from $239,262 for the nine month period ended September 30, 2007 due to well repairs and workovers, which in two wells were substantial.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2008 decreased to $145,907 from $160,899 for the nine month period ended September 30, 2007. The decrease was due to the normal depletion in reserves from prior periods.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2008 decreased to $75,377 from $84,809 for the nine month period ended September 30, 2007. The overall decrease was due to lower general expenses for reporting costs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2008, a 10% change in the price received for natural gas production would have had an approximate $129,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2007 annual report on internal control over financial reporting, and for the quarter ended September 30, 2008, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: November 14, 2008

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