Form 10-Q
period 2009-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2009-08-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash	$2,139	$87,653
Accounts receivable, affiliate	101,379	238,001
Accounts receivable, other	—	2,690

Total current assets	103,518	328,344

Oil and gas properties at cost, full-cost method	15,468,214	15,446,861
Less accumulated depreciation, depletion, amortization and impairment	(13,638,933)	(11,884,542)

	1,829,281	3,562,319

Total assets	$1,932,799	$3,890,663

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$59,140	$64,271

Total current liabilities	59,140	64,271

Asset retirement obligation	371,391	363,891

Partners’ capital	1,502,268	3,462,501

Total liabilities and partners’ capital	$1,932,799	$3,890,663

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2009 and 2008 and

the six months ended June 30, 2009 and 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues and other income:
Oil sales	$12,584	$39,324	$22,692	$51,052
Gas sales	127,431	499,758	416,190	878,114
Interest income	43	200	118	547

Total revenues and other income	140,058	539,282	439,000	929,713

Expenses:
Lease operating expense	117,793	291,630	211,505	398,471
Production taxes	9,965	40,961	33,437	71,784
Administrative and general expense	34,082	40,225	48,310	53,774
Depreciation, depletion, and amortization	23,848	48,427	86,704	90,387
Cost ceiling write-down	—	—	1,667,687	—
Asset retirement obligation accretion	3,750	3,719	7,500	7,437

Total expenses	189,438	424,962	2,055,143	621,853

Net income (loss)	$(49,380)	$114,320	$(1,616,143)	$307,860

Basic and diluted net income (loss) per partner interest (15,000 interests outstanding)	$(3.29)	$7.62	$(107.74)	$20.52

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,616,143)	$307,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	86,704	90,387
Cost ceiling write-down	1,667,687	—
Asset retirement obligation accretion	7,500	7,437
Changes in operating assets and liabilities:
Accounts receivable, affiliate	136,622	(139,211)
Accounts receivable, other	2,690	—
Accounts payable, affiliate	(5,131)	168,249

Net cash provided by operating activities	279,929	434,722

Cash flows from investing activities:
Purchase and development of oil and gas properties	(21,353)	(73,285)

Net cash used in investing activities	(21,353)	(73,285)

Cash flows from financing activities:
Cash distributions to partners	(344,090)	(367,775)

Net cash used in financing activities	(344,090)	(367,775)

Net decrease in cash	(85,514)	(6,338)

Cash, beginning of period	87,653	8,371

Cash, end of period	$2,139	$2,033

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2009

(Unaudited)

Partners’ Capital
Balance at December 31, 2008	$3,462,501

Cash distributions	(344,090)

Net loss	(1,616,143)

Balance at June 30, 2009	$1,502,268

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. We have evaluated the impact on these condensed financial statements of all subsequent events through August 14, 2009, the date the financial statements were issued.

Recent Accounting Pronouncement SFAS No. 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with SFAS No. 165 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued. SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 15, 2009 did not impact our financial position, results of operations, or cash flows. See the above paragraph for the related disclosure.

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2009 and 2008, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009. There were no cost ceiling write-downs during the six months ended June 30, 2008.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30, 2009	December 31, 2008
Balance, beginning of period	$363,891	$361,497
Liabilities reduced	—	(8,989)
Accretion expense	7,500	11,383

Balance, end of period	$371,391	$363,891

4.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $44,378 at June 30, 2009.

During the six months ended June 30, 2009, the Partnership made cash distributions to the investor partners in the amount of $344,090 as compared to $367,775 for the six months ended June 30, 2008. The Partnership expects that cash distributions will continue during 2009 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008:

	Three Months Ended June 30,
	2009	2008
Oil sales	$12,584	$39,324
Barrels produced	218	327
Average price/bbl	$57.72	$120.17

Gas sales	$127,431	$499,758
Mcf produced	40,520	60,088
Average price/mcf	$3.14	$8.32

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $399,067, a 74.0% decline, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Of this decrease, $20,448 and $310,788 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $57.72 from $120.17 per bbl and to $3.14 from $8.32 per mcf for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. In addition, $6,292 and $61,539 were due to decreases in the volumes of oil and gas sold by 109 bbls of oil and 19,568 mcf of gas. The decrease in volumes sold was primarily due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended June 30, 2009 decreased to $117,793 from $291,630 for the three month period ended June 30, 2008 due to fewer well repairs and workovers in the three month period ended June 30, 2009.

Production taxes. Production taxes during the three month period ended June 30, 2009 decreased to $9,965 from $40,961 for the three month period ended June 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2009 decreased to $34,082 from $40,225 for the three month period ended June 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2009 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2009 decreased to $23,848 from $48,427 for the three month period ended June 30, 2008 due to a lower amortizable base at June 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down of $1,667,687.

Results of Operations

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008:

	Six Months Ended June 30,
	2009	2008
Oil sales	$22,692	$51,052
Barrels produced	498	449
Average price/bbl	$45.57	$113.65

Gas sales	$416,190	$878,114
Mcf produced	87,530	110,470
Average price/mcf	$4.75	$7.95

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $490,284, a 52.8% decline, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Of this decrease, $30,593 and $352,848 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $45.57 from $113.65 per bbl and to $4.75 from $7.95 per mcf for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. In addition, $109,076 was due to a decrease in the volume of gas sold by 22,940 mcf. The decrease in volume of gas sold was primarily due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $2,233 due to an increase in the volume of oil sold. The volume sold increased by 49 bbls for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Lease operations. Lease operating expense during the six month period ended June 30, 2009 decreased to $211,505 from $398,471 due to fewer well repairs and workovers in the six month period ended June 30, 2009.

Production taxes. Production taxes during the six month period ended June 30, 2009 decreased to $33,437 from $71,784 for the six month period ended June 30, 2008 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2009 decreased to $48,310 from $53,774 for the six month period ended June 30, 2008. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2009 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2009 decreased to $86,704 from $90,387 for the six month period ended June 30, 2008 due to a lower amortizable base at June 30, 2009. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date. There were no cost ceiling write-downs during the six months ended June 30, 2008.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2009, a 10% change in the price received for natural gas production would have had an approximate $42,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2008 annual report on internal control over financial reporting, and for the quarter ended June 30, 2009, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date: August 14, 2009

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