Form 10-K
period 2009-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2010-03-31
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. See the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2010, MOC employed 231 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. Further, oil and natural gas prices do not necessarily move in tandem. Because approximately 97% of the Registrant’s reserves at December 31, 2009 were natural gas reserves, the Registrant is more affected by movements in natural gas prices.

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

The December 31, 2009 proved reserves estimates presented in this report have been prepared using new SEC disclosure rules that differ in a number of respects from prior rules. As a result of changes in the reporting rules, reserve estimates beginning with December 31, 2009 will not be directly comparable to the Partnership’s previously reported reserves. Under the prior SEC rules, reserve valuation at December 31, 2009 would be 7,421 barrels of oil and 3,597,940 mcf of gas, as compared to 6,740 barrels and 3,154,921 mcf under the new rules.

The SEC has not reviewed any reporting entity’s reserve estimates under the new rules and has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules. Accordingly, while the estimates of proved reserves at December 31, 2009 included in this report have been prepared based on what the Partnership and the Partnership’s independent reserve engineers believe to be reasonable interpretations of the new SEC rules, those estimates could differ materially from any estimates we might prepare applying more specific SEC interpretive guidance.

Future price declines may result in a write-down of asset carrying values.

The Registrant utilizes the full-cost method of accounting for costs related to oil and natural gas properties. Under this method, all such costs (for both productive and nonproductive properties) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the unit-of-production method. However, these capitalized costs are subject to a ceiling test which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10% plus the lower of cost or market value of unproved properties. The full-cost ceiling is evaluated at the end of each quarter using the oil and gas pricing guidelines established by the Securities and Exchange Commission. A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could cause a future write-down of capitalized costs and a non-cash charge against future earnings.

The Registrant’s ceiling test calculations during the year ended December 31, 2009 indicated an impairment of oil and natural gas properties of approximately $1.7 million.

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

Property Interests

The Registrant’s properties consist primarily of interests in properties on which oil and gas wells are located. Such property interests are often subject to landowner royalties, overriding royalties and other oil and gas leasehold interests.

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2009, the Registrant owned working interests in thirty-eight producing wells. The Registrant had no drilling activity for the years ended December 31, 2009 and 2008.

Third Party Review of Reserves Estimate

The reserves estimate shown herein has been independently evaluated by Forrest A. Garb & Associates, Inc. Their reserves estimate is filed with this report as Exhibit 99.1. The qualifications of William Donald Harris III, P.E., the technical person primarily responsible for overseeing his firm’s preparation of the Partnership’s reserve estimates are set forth below.

•	Over 25 years of practical experience in petroleum engineering

•	Registered professional engineer in the state of Texas

•	Bachelor of Science Degree in Petroleum Engineering

•	Master of Business Administration

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

•	No employee’s compensation is tied to the amount of reserves booked.

•	Comprehensive SEC-compliant internal policies are followed to determine and report proved reserves.

•	Reserves estimate is made by experienced reservoir engineers or under their direct supervision.

•	The reservoir engineers review all the Partnership’s reported proved reserves at the close of each quarter.

ITEM 3.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

ITEM 4.	Reserved for Future Use

.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 31, 2010, the Registrant had 15,000 outstanding limited partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the limited partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners during the years ended December 31, 2009 and 2008 were $483,195 and $831,876, respectively.

ITEM 6.	Selected Financial Data

Not required under Regulation S-K, Item 301 for smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Year ended December 31, 2009 compared to the year ended December 31, 2008:

	2009	2008
Oil sales	$48,083	$114,024
Barrels produced	970	$1,115
Average price/bbl	$49.57	102.26

Gas sales	766,070	1,645,302
Mcf produced	185,919	220,722
Average price/mcf	4.12	7.45

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $945,173, a 53.7% decline, for the year ended December 31, 2009 as compared to year ended December 31, 2008.

Of this decrease, $58,753 and $735,832 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $49.57 from $102.26 per bbl and to $4.12 from $7.45 per mcf for the year ended December 31, 2009 as compared to the year ended December 31, 2008. In addition, $7,188 and $143,400 were due to decreases in the volumes of oil and gas sold by 145 bbls of oil and 34,802 mcf of gas. The decrease in volumes sold was primarily due to normal declines in production.

Lease operations. Lease operating expense during the year ended December 31, 2009 decreased to $347,522 from $575,455 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2009 decreased to $61,140 from $131,989 for the year ended December 31, 2008 due to decreased revenue.

Administrative and general expenses. Administrative and general expenses decreased to $53,920 in 2009 from $95,169 in 2008 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization decreased from $196,548 in 2008 to $142,011 in 2009. The decrease was primarily due to the lower amortizable base as a result of the $1,667,687 cost ceiling writedown in 2009.

Cost ceiling write-down. The $1,667,687 cost ceiling writedown at March 31, 2009 was a result of decreased oil and gas prices on that date. There were no cost ceiling writedowns during 2008.

Liquidity and Capital Resources

Cash decreased by $78,927 during the year ended December 31, 2009. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

The Registrant follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. Oil and gas properties are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. The present value of future net cash flows has been prepared by using the oil and gas pricing guidelines established by the Securities and Exchange Commission, year-end development and production costs and a 10 percent annual discount rate.

In December 2008, the SEC issued its final rule for Modernization of Oil and Gas Reporting. Pursuant to this rule the SEC adopted revisions to its oil and gas reporting disclosures effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, which should help investors evaluate the relative value of oil and gas entities. In the three decades that have passed since the original adoption of oil and gas disclosure items, there have been significant changes in the oil and gas industry. These revisions are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.

The new rules include provisions that permit the use of new technologies to determine proved reserves. The requirements require entities to report any third party that is relied upon to prepare or audit reserve estimates. In addition, the new rules require that oil and gas reserves be reported and the full cost ceiling value calculated using average first-of-the-month natural gas and oil prices during the twelve month period ending in the reporting period, compared to prices at period end under prior SEC rules. Under the prior SEC rules, DD&A expense for the year ended December 31, 2009 would have been $139,195, with a corresponding net loss of $1,470,042 as compared to $142,011 DD&A expense and a net loss of $1,472,858 under the new rules. There would be no cost ceiling write-down differences, as no write-downs occurred after the rule change effective date. Under the prior SEC rules, reserve valuation at December 31, 2009 would be 7,421 barrels of oil and 3,597,940 mcf of gas, as compared to 6,740 barrels and 3,154,921 mcf under the new rules.

All financing activities of the Registrant are reported in the financial statements. The Registrant does not engage in any off-balance sheet financing arrangements. Additionally, the Registrant has no contractual obligations but has a financial obligation to plug and abandon non-producing properties as discussed below.

New Accounting Pronouncements

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the FASB updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules, which are described above. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009. See the notes to the financial statements for disclosures regarding natural gas and oil reserves.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Partnership’s financial position, results of operations or cash flows.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Balance, beginning of period	$363,891	$361,497
Liabilities reduced	—	(8,989)
Accretion expense	14,863	11,383

Balance, end of period	$378,754	$363,891

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $193,593 and $207,107 for the years ended December 31, 2009 and 2008, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $33,851 and $61,077 were allocated to the Partnership during the years ended December 31, 2009 and 2008, respectively.

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

Not required under Regulation S-K, Item 305 for smaller reporting companies.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in Internal Control — Integrated Framework, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of the Registrant’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2009 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2009	Position
Curtis W. Mewbourne	74	President and Director

J. Roe Buckley	47	Vice President and Chief Financial Officer

Alan Clark	57	Treasurer and Controller

Michael F. Shepard	63	Secretary and General Counsel

Dorothy M. Cuenod	49	Assistant Secretary and Director

Ruth M. Buckley	48	Assistant Secretary and Director

Julie M. Greene	46	Assistant Secretary and Director

Curtis W. Mewbourne, age 74, formed Mewbourne Holdings, Inc. in 1965 and serves as Chairman of the Board and President of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 44 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 47, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Executive Vice President and Chief Financial Officer of both MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Alan Clark, age 57, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 63, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a B.A. degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 49 received a B.A. degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 48, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 46, received a B.A. degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during the years ended December 31, 2009 and 2008:

	2009	2008
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$227,444	$268,184

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

The Partnership has retained BDO Seidman, LLP as their independent registered public accounting firm to perform auditing services. BDO Seidman, LLP’s fees for 2009 and 2008 are set forth below:

	For the Years Ended December 31,
	2009	2008
Audit Fees	$24,859	$24,000

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

		The following are filed as part of this annual report:

		Report of Independent Registered Accounting Firm	20

		Balance sheets as of December 31, 2009 and 2008	21

		Statements of operations for the years ended December 31, 2009 and 2008	22

		Statements of changes in partners’ capital for the years ended December 31, 2009 and 2008	23

		Statements of cash flows for the years ended December 31, 2009 and 2008	24

		Notes to financial statements	25

	2.	Financial statement schedules

		Not required for smaller reporting companies

	3.	Exhibits

		The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

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

/s/ Curtis W. Mewbourne	President/Director	March 31, 2010
Curtis W. Mewbourne

/s/ J. Roe Buckley	Executive Vice President	March 31, 2010
J. Roe Buckley	Chief Financial Officer

/s/ Alan Clark	Treasurer and Controller	March 31, 2010
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2010
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2010
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2010
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

For the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A L.P. and to the Board of Directors of Mewbourne Development Corporation, Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 01-A L.P. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mewbourne Energy Partners 01-A L.P. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, during 2009 the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and natural gas reserve estimation and disclosure requirements.

/s/ BDO Seidman, LLP

Dallas, Texas

March 31, 2010

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
ASSETS

Cash	$8,726	$87,653
Accounts receivable, affiliate	138,766	238,001
Prepaid state taxes	2,691	2,690

Total current assets	150,183	328,344

Oil and gas properties at cost, full-cost method	15,465,849	15,446,861
Less accumulated depreciation, depletion, amortization and impairment	(13,694,240)	(11,884,542)

	1,771,609	3,562,319

Total assets	$1,921,792	$3,890,663

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$36,590	$64,271

Total current liabilities	36,590	64,271

Asset retirement obligation	378,754	363,891

Partners’ capital	1,506,448	3,462,501

Total liabilities and partners’ capital	$1,921,792	$3,890,663

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2009 and 2008

	2009	2008
Revenues and other income:
Oil sales	$48,083	$114,024
Gas sales	766,070	1,645,302
Interest income	132	818

Total revenues and other income	814,285	1,760,144

Expenses:
Lease operating expense	347,522	575,455
Production taxes	61,140	131,989
Administrative and general expense	53,920	95,169
Depreciation, depletion, and amortization	142,011	196,548
Cost ceiling write-down	1,667,687	—
Asset retirement obligation accretion	14,863	11,383

Total expenses	2,287,143	1,010,544

Net income (loss)	$(1,472,858)	$749,600

Basic and diluted net income (loss) per partner interest (15,000 interests outstanding)	$(98.19)	$49.97

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2009 and 2008

Partners’ Capital
Balance at December 31, 2007	$3,544,777

Cash distributions	(831,876)
Net income	749,600

Balance at December 31, 2008	3,462,501

Cash distributions	(483,195)
Net loss	(1,472,858)

Balance at December 31, 2009	$1,506,448

Distribution amount per partnership unit for the year ended December 31, 2008	$55.46

Distribution amount per partnership unit for the year ended December 31, 2009	$32.21

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,472,858)	$749,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	142,011	196,548
Cost ceiling write-down	1,667,687	—
Asset retirement obligation accretion	14,863	11,383
Changes in operating assets and liabilities:
Accounts receivable, affiliate	99,235	(16,219)
Prepaid state taxes	(1)	(2,690)
Accounts payable, affiliate	(27,681)	17,707

Net cash provided by operating activities	423,256	956,329

Cash flows from investing activities:
Purchase and development of oil and gas properties	(18,988)	(45,171)

Net cash used in investing activities	(18,988)	(45,171)

Cash flows from financing activities:
Cash distributions to partners	(483,195)	(831,876)

Net cash used in financing activities	(483,195)	(831,876)

Net increase (decrease) in cash	(78,927)	79,282
Cash, beginning of period	87,653	8,371

Cash, end of period	$8,726	$87,653

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$—	$(8,989)

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

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2009 and 2008, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling writedown of $1,667,687 on March 31, 2009 due to lower oil and gas prices on that date.

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

In December 2008, the SEC issued its final rule for Modernization of Oil and Gas Reporting. Pursuant to this rule the SEC adopted revisions to its oil and gas reporting disclosures effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, which should help investors evaluate the relative value of oil and gas entities. In the three decades that have passed since the original adoption of oil and gas disclosure items, there have been significant changes in the oil and gas industry. These revisions are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology.

The new rules include provisions that permit the use of new technologies to determine proved reserves. The requirements require entities to report any third party that is relied upon to prepare or audit reserve estimates. In addition, the new rules require that oil and gas reserves be reported and the full cost ceiling value calculated using average first-of-the-month natural gas and oil prices during the twelve month period ending in the reporting period, compared to prices at period end under prior SEC rules. These revisions and requirements affect the comparability between reporting periods for reserve volume and value estimates, full cost pool write-down calculations and the calculation of depreciation, depletion and amortization of oil and gas assets.

Under the prior SEC rules, DD&A expense for the year ended December 31, 2009 would have been $139,195, with a corresponding net loss of $1,470,042 as compared to $142,011 DD&A expense and a net loss of $1,472,858 under the new rules. There would be no cost ceiling write-down differences, as no write-downs occurred after the rule change effective date. Adopting the new rules also had an effect on the net proved oil and gas reserves presented in Note 3.

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

New Accounting Pronouncements

Modernization of Natural Gas and Oil Reporting. In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the FASB updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules, which are described above. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009.

FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there has been no expected impact on the Partnership’s financial position, results of operations or cash flows.

Cash

The Partnership maintains all its cash in one financial institution. At various times throughout the year, the cash amount may be in excess of the amount insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) has issued guidance on determining the estimated fair value for financial instruments. This disclosure states that the fair value of financial instruments is determined at discrete points in time based on relevant market information. Such estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2009 and December 31, 2008 is as follows:

	2009	2008
Balance, beginning of period	$363,891	$361,497
Liabilities reduced	—	(8,989)
Accretion expense	14,863	11,383

Balance, end of period	$378,754	$363,891

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2009 and 2008, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2009 or 2008. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting bases of its net assets exceeded the tax bases of its net assets by $1,726,346 and $3,451,343 at December 31, 2009 and 2008, respectively.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Reimbursement to MOC for operator charges totaled $193,593 and $207,107 for the years ended December 31, 2009 and 2008, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In general, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $33,851 and $61,077 were allocated to the Partnership during the years ended December 31, 2009 and 2008, respectively.

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

3. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2009 and 2008 were:

	2009	2008
Development	$18,988	$45,171

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$15,196,435	$15,177,447
Asset retirement obligation	269,414	269,414

Total capitalized cost	15,465,849	15,446,861
Accumulated depreciation, depletion, amortization and impairment	(13,694,240)	(11,884,542)

Net capitalized costs	$1,771,609	$3,562,319

Estimated Net Quantities of Proved Oil and Gas Reserves

Reserve estimates as well as certain information regarding future production and discounted cash flows were determined by the Partnership’s independent petroleum consultants, Forrest A. Garb & Associates Inc., in accordance with guidelines established by the Securities and Exchange Commission and the FASB’s accounting standard. The Partnership considers reserve estimates to be reasonable; however, due to inherent uncertainties and the limited nature of reservoir data, estimates of oil and gas reserves are imprecise and subject to change over time as additional information becomes available.

These reserve estimates have been prepared based on year-end prices and costs as of December 31, 2008 and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2009 and the year-end costs as of December 31, 2009. The prior rules required that reserve estimates be calculated using last-day-of –the-year pricing. Under those prior rules, reserve valuation at December 31, 2009 would be 7,421 barrels of oil and 3,597,940 mcf of gas, as compared to 6,740 barrels and 3,154,921 mcf under the new rules.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2009. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2009 and 2008.

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)
Proved Reserves:
Balance at December 31, 2007 (1)	8	3,990

Revisions to previous estimates	—	(201)
Extensions, discoveries and other additions	1	74
Production	(1)	(221)

Balance at December 31, 2008 (1)	8	3,642

Revisions to previous estimates	—	(301)
Production	(1)	(186)

Balance at December 31, 2009 (1)	7	3,155

(1)	All of these reserves are categorized as proved developed.

Technologies Used in Reserves Estimation

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil technologies that an entity can use to establish reserves. The SEC now allows use of techniques that have been proved effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and has been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation. To achieve reasonable certainty, our technical team employs technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves may include, but are not limited to, empirical evidence through drilling results and well performance, well logs, geologic maps and available downhole and production data, seismic data, well test data and reservoir simulation modeling.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION
3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.