Form 10-Q
period 2010-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2010-05-17
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$15,678	$8,726
Accounts receivable, affiliate	130,176	138,766
Prepaid state taxes	3,587	2,691

Total current assets	149,441	150,183

Oil and gas properties at cost, full-cost method	15,465,927	15,465,849
Less accumulated depreciation, depletion, amortization and impairment	(13,714,489)	(13,694,240)

	1,751,438	1,771,609

Total assets	$1,900,879	$1,921,792

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$35,639	$36,590

Total current liabilities	35,639	36,590

Asset retirement obligation	382,479	378,754

Partners’ capital	1,482,761	1,506,448

Total liabilities and partners’ capital	$1,900,879	$1,921,792

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues and other income:
Oil sales	$11,011	$10,108
Gas sales	197,932	288,759
Interest income	11	75

Total revenues and other income	208,954	298,942

Expenses:
Lease operating expense	81,638	93,712
Production taxes	16,070	23,472
Administrative and general expense	10,959	14,228
Depreciation, depletion, and amortization	20,249	62,856
Cost ceiling write-down	-	1,667,687
Asset retirement obligation accretion	3,725	3,750

Total expenses	132,641	1,865,705

Net income (loss)	$76,313	$(1,566,763)

Basic and diluted net income (loss) per partner interest (15,000 interests outstanding)	$5.09	$(104.45)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$76,313	$(1,566,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	20,249	62,856
Cost ceiling write-down	-	1,667,687
Asset retirement obligation accretion	3,725	3,750
Changes in operating assets and liabilities:
Accounts receivable, affiliate	8,590	42,215
Prepaid state taxes	(896)	2,690
Accounts payable, affiliate	(951)	36,417

Net cash provided by operating activities	107,030	248,852

Cash flows from investing activities:
Purchase and development of oil and gas properties	(78)	(26,079)

Net cash used in investing activities	(78)	(26,079)

Cash flows from financing activities:
Cash distributions to partners	(100,000)	(243,194)

Net cash used in financing activities	(100,000)	(243,194)

Net increase (decrease) in cash	6,952	(20,421)

Cash, beginning of period	8,726	87,653

Cash, end of period	$15,678	$67,232

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2010

(Unaudited)

Partners’ Capital

Balance at December 31, 2009	$1,506,448

Cash distributions	(100,000)

Net income	76,313

Balance at March 31, 2010	$1,482,761

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2009, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

New Accounting Pronouncements

In February 2010, FASB issued authoritative guidance which requires additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements. The guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). Early adoption is allowed. The Partnership does not anticipate any effect from this on its financial position or results of operations.

In January 2010, FASB issued Accounting Standards Update (ASU) 2010-03, “Oil and Gas Reserve Estimation and Disclosures” to provide consistency with the new SEC rules. The ASU amends existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. The Partnership adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2010, whereas on March 31, 2009 there was a $1,667,687 cost ceiling write-down.

In January 2009, the SEC issued revisions to the natural gas and oil reporting disclosures, “Modernization of Oil and Gas Reporting, Final Rule” (the “Final Rule”). In January 2010, the Financial Accounting Standards Board (“FASB”) updated its oil and gas estimation and disclosure requirements to align its requirements with the SEC’s modernized oil and gas reporting rules. The update amends the definition of proved reserves to use the average of first-day-of-the-month prices during the twelve months preceding the end of the reporting period, adds definitions used in estimating and disclosing proved oil and natural gas quantities and expands the disclosures required for equity-method investments. The update must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The Partnership adopted the new standards effective December 31, 2009.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2010 and the year ended December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Balance, beginning of period	$378,754	$363,891
Accretion expense	3,725	14,863

Balance, end of period	$382,479	$378,754

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $113,802 at March 31, 2010.

During the three months ended March 31, 2010, the Partnership made cash distributions to the investor partners in the amount of $100,000 as compared to $243,194 for the three months ended March 31, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Oil sales	$11,011	$10,108
Barrels produced	147	280
Average price/bbl	$74.90	$36.10

Gas sales	$197,932	$288,759
Mcf produced	37,486	47,010
Average price/mcf	$5.28	$6.14

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $89,924, a 30.1% decline, for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Of this decrease, $9,962 and $50,288 were due to decreases in the volumes of oil and gas sold by 133 bbls and 9,524 mcf, respectively. These decreases were primarily due to normal declines in production. Also, $40,539 of the decrease was due to a decline in the average price of gas sold. The average price fell to $5.28 from $6.14 per mcf for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Those decreases were partially offset by an increase in revenue of $10,865 due to an increase in the average price of oil sold. The average price increased to $74.90 from $36.10 per bbl for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Lease operations. Lease operating expense during the three month period ended March 31, 2010 decreased to $81,638 from $93,712 due to fewer well repairs and workovers in the three month period ended March 31, 2010.

Production taxes. Production taxes during the three month period ended March 31, 2010 decreased to $16,070 from $23,472 for the three month period ended March 31, 2009 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $10,959 for the three month period ended March 31, 2010 from $14,228 for the three month period ended March 31, 2009 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2010 decreased to $20,249 from $62,856 for the three month period ended March 31, 2009. The decrease was primarily due to the lower amortizable base as a result of the $1,667,687 cost ceiling writedown in 2009.

Cost ceiling write-down. There was no cost ceiling write-down at March 31, 2010. There was a $1,667,687 cost ceiling write-down at March 31, 2009 due to lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2010, a 10% change in the price received for natural gas production would have had an approximate $20,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended March 31, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Mewbourne Energy Partners 01-A, L.P.

		By:	Mewbourne Development Corporation
Managing General Partner

Date:	May 17, 2010

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.