Form 10-Q
period 2010-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2010-08-16
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [  ]     No [X]

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$18,936	$8,726
Accounts receivable, affiliate	139,113	138,766
Prepaid state taxes	4,053	2,691

Total current assets	162,102	150,183

Oil and gas properties at cost, full-cost method	15,494,511	15,465,849
Less accumulated depreciation, depletion, amortization and impairment	(13,739,314)	(13,694,240)

	1,755,197	1,771,609

Total assets	$1,917,299	$1,921,792

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$67,339	$36,590

Total current liabilities	67,339	36,590

Asset retirement obligation	386,138	378,754
Partners’ capital	1,463,822	1,506,448

Total liabilities and partners’ capital	$1,917,299	$1,921,792

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2010 and 2009 and

the six months ended June 30, 2010 and 2009

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$20,904	$12,584	$31,915	$22,692
Gas sales	189,661	127,431	387,593	416,190
Interest income	14	43	25	118

Total revenues and other income	210,579	140,058	419,533	439,000

Expenses:
Lease operating expense	67,205	117,793	148,843	211,505
Production taxes	15,593	9,965	31,663	33,437
Administrative and general expense	21,055	34,082	32,014	48,310
Depreciation, depletion, and amortization	24,825	23,848	45,074	86,704
Cost ceiling write-down	-	-	-	1,667,687
Asset retirement obligation accretion	3,659	3,750	7,384	7,500

Total expenses	132,337	189,438	264,978	2,055,143

Net income (loss)	$78,242	$(49,380)	$154,555	$(1,616,143)

Basic and diluted net income (loss) per partner interest (15,000 interests outstanding)	$5.22	$(3.29)	$10.30	$(107.74)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 154,555	$ (1,616,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	45,074	86,704
Cost ceiling write-down	-	1,667,687
Asset retirement obligation accretion	7,384	7,500
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(347)	136,622
Prepaid state taxes	(1,362)	2,690
Accounts payable, affiliate	30,749	(5,131)

Net cash provided by operating activities	236,053	279,929

Cash flows from investing activities:
Purchase and development of oil and gas properties	(28,662)	(21,353)

Net cash used in investing activities	(28,662)	(21,353)

Cash flows from financing activities:
Cash distributions to partners	(197,181)	(344,090)

Net cash used in financing activities	(197,181)	(344,090)

Net increase (decrease) in cash	10,210	(85,514)

Cash, beginning of period	8,726	87,653

Cash, end of period	$ 18,936	$ 2,139

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2010

(Unaudited)

Partners’ Capital
Balance at December 31, 2009	$1,506,448

Cash distributions	(197,181)

Net income	154,555

Balance at June 30, 2010	$1,463,822

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

New Accounting Pronouncements

On April 20, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-14, “Accounting for Extractive Activities - Oil and Gas: Amendments to Paragraph 932-10-S99-1” to make the definitions in Accounting Standards Codification (ASC) 932-10-S99-1 consistent with those in the SEC Final Rule, Modernization of Oil and Gas Accounting”. The Partnership adopted the new standards effective December 31, 2009. This update had no effect on the Partnership’s financial position, results of operations or cash flows.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Balance, beginning of period	$378,754	$363,891
Accretion expense	7,384	14,863

Balance, end of period	$386,138	$378,754

5.	Related Party Transactions

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

I tem 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 01-A, L.P. was formed February 23, 2001. The offering of limited and general partnership interests began June 12, 2001 and concluded August 28, 2001, with total investor contributions of $15,000,000. During 2003, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $94,763 at June 30, 2010.

During the six months ended June 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $197,181 as compared to $344,090 for the six months ended June 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010	2009
Oil sales	$20,904	$12,584
Barrels produced	183	218
Average price/bbl	$114.23	$57.72

Gas sales	$189,661	$127,431
Mcf produced	47,812	40,520
Average price/mcf	$3.97	$3.14

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $70,550 a 50.4% increase, for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Of this increase, $12,318 and $33,304 were due to increases in the average prices of oil and gas sold, respectively. Average prices increased to $114.23 from $57.72 per bbl and to $3.97 from $3.14 per mcf for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. In addition, $28,926 was due to an increase in the volume of gas sold by 7,292 mcf.

Those increases were partially offset by a decrease in revenue of $3,998 due to a decrease in the volume of oil sold by 35 bbls for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Lease operations. Lease operating expense during the three month period ended June 30, 2010 decreased to $67,205 from $117,793 due to fewer well repairs and workovers in the three month period ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2010 increased to $15,593 from $9,965 for the three month period ended June 30, 2009 due to higher revenue.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2010 decreased to $21,055 from $34,082 for the three month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the three month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2010 was $24,825, which was comparable to $23,848 for the three month period ended June 30, 2009.

Results of Operations

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Six Ended June 30,
	2010	2009
Oil sales	$31,915	$22,692
Barrels produced	330	498
Average price/bbl	$96.71	$45.57

Gas sales	$387,593	$416,190
Mcf produced	85,298	87,530
Average price/mcf	$4.54	$4.75

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $19,374, a 4.4% decline, for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Of this decrease, $16,248 and $10,142 were due to decreases in the volumes of oil and gas sold by 168 bbls and 2,232 mcf, respectively. The decreases in volumes of oil and gas sold were due to normal declines in production. In addition, $18,455 was due to a decrease in the average price of gas sold. The average price decreased to $4.54 from $4.75 per mcf for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Those decreases were partially offset by an increase in revenue of $25,471 due to an increase in the average price of oil sold. The average price increased to $96.71 from $45.57 per bbl for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Lease operations. Lease operating expense during the six month period ended June 30, 2010 decreased to $148,843 from $211,505 due to fewer well repairs and workovers in the six month period ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2010 decreased to $31,663 from $33,437 for the six month period ended June 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2010 decreased to $32,014 from $48,310 for the six month period ended June 30, 2009. The overall decrease was due to decreased administrative expenses allocable to the Partnership for the six month period ended June 30, 2010 and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2010 decreased to $45,074 from $86,704 for the six month period ended June 30, 2009 due to a lower amortizable base at June 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the six months ended June 30, 2010. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $39,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended June 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             August 16, 2010

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