Form 10-Q
period 2010-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2010-11-15
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010

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

    Yes [  ]     No [X]

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Page No.
Part 1 - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Statements of Operations (Unaudited) - For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009	4

Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2010 and 2009	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) - For the nine months ended September 30, 2010	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash	$3,408	$8,726
Accounts receivable, affiliate	126,249	138,766
Prepaid state taxes	4,519	2,691

Total current assets	134,176	150,183

Oil and gas properties at cost, full-cost method	15,485,837	15,465,849
Less accumulated depreciation, depletion, amortization and impairment	(13,760,734)	(13,694,240)

	1,725,103	1,771,609

Total assets	$1,859,279	$1,921,792

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$35,268	$36,590

Total current liabilities	35,268	36,590

Asset retirement obligation	377,822	378,754
Partners’ capital	1,446,189	1,506,448

Total liabilities and partners’ capital	$1,859,279	$1,921,792

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2010 and 2009 and

the nine months ended September 30, 2010 and 2009

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil sales	$13,733	$4,992	$45,648	$27,684
Gas sales	165,860	158,403	553,453	574,593
Interest income	-	5	25	123

Total revenues and other income	179,593	163,400	599,126	602,400

Expenses:
Lease operating expense	66,007	64,909	214,850	276,414
Production taxes	13,297	12,196	44,960	45,633
Administrative and general expense	13,237	(1,700)	45,251	46,610
Depreciation, depletion, and amortization	21,420	31,953	66,494	118,657
Cost ceiling write-down	-	-	-	1,667,687
Asset retirement obligation accretion	3,187	3,750	10,571	11,250

Total expenses	117,148	111,108	382,126	2,166,251

Net income (loss)	$62,445	$52,292	$217,000	$(1,563,851)

Basic and diluted net income (loss) per partner interest (15,000 interests outstanding)	$4.16	$3.49	$14.47	$(104.26)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$217,000	$(1,563,851)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	66,494	118,657
Cost ceiling write-down	-	1,667,687
Asset retirement obligation accretion	10,571	11,250
Changes in operating assets and liabilities:
Accounts receivable, affiliate	12,517	134,844
Prepaid state taxes	(1,828)	2,690
Accounts payable, affiliate	(1,322)	(38,393)

Net cash provided by operating activities	303,432	332,884

Cash flows from investing activities:
Purchase and development of oil and gas properties	(31,491)	(21,384)

Net cash used in investing activities	(31,491)	(21,384)

Cash flows from financing activities:
Cash distributions to partners	(277,259)	(395,189)

Net cash used in financing activities	(277,259)	(395,189)

Net decrease in cash	(5,318)	(83,689)

Cash, beginning of period	8,726	87,653

Cash, end of period	$3,408	$3,964

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$(11,503)	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010

(Unaudited)

Partners’ Capital
Balance at December 31, 2009	$1,506,448

Cash distributions	(277,259)

Net income	217,000

Balance at September 30, 2010	$1,446,189

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2010 and 2009, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009 nor September 30, 2009.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Balance, beginning of period	$378,754	$363,891
Liabilities reduced	(11,503)	-
Accretion expense	10,571	14,863

Balance, end of period	$377,822	$378,754

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $98,908 at September 30, 2010.

During the nine months ended September 30, 2010, the Partnership made cash distributions to the investor partners in the amount of $277,259 as compared to $395,189 for the nine months ended September 30, 2009. The Partnership expects that cash distributions will continue during 2010 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010	2009
Oil sales	$13,733	$4,992
Barrels produced	191	81
Average price/bbl	$71.90	$61.63

Gas sales	$165,860	$158,403
Mcf produced	42,758	54,981
Average price/mcf	$3.88	$2.88

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $16,198, a 9.9% increase, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Of this increase, $832 and $54,871 were due to increases in the average prices of oil and gas sold, respectively. Average prices increased to $71.90 from $61.63 per bbl and to $3.88 from $2.88 per mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. In addition, $7,909 was due to an increase in the volume of oil sold by 110 bbls.

Those increases were partially offset by a decrease in revenue of $47,414 due to a decrease in the volume of gas sold by 12,223 mcf for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decrease was due to normal declines in production.

Lease operations. Lease operating expense during the three month period ended September 30, 2010 increased to $66,007 from $64,909 for the three month period ended September 30, 2009 due to more well repairs and workovers in the three month period ended September 30, 2010.

Production taxes. Production taxes during the three month period ended September 30, 2010 increased to $13,297 from $12,196 for the three month period ended September 30, 2009 due to greater revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2010 was $13,237, an increase from a credit of $1,700 for the three month period ended September 30, 2009. The credit at that date was due to decreased administrative expenses allocable to the Partnership and lower general expenses and credits for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2010 decreased to $21,420 from $31,953 for the three month period ended September 30, 2009 due to the decreased gas production volume for the three month period ended September 30, 2010.

Results of Operations

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
Oil sales	$45,648	$27,684
Barrels produced	521	579
Average price/bbl	$87.62	$47.81

Gas sales	$553,453	$574,593
Mcf produced	128,056	142,511
Average price/mcf	$4.32	$4.03

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $3,176, a 0.5% decline, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Of this decrease, $5,082 and $62,474 were due to decreases in the volumes of oil and gas sold by 58 bbls and 14,455 mcf, respectively. These decreases were due to normal declines in production.

Those decreases were partially offset by an increase in revenue of $23,046 and $41,334 due to an increase in the average price of oil and gas sold, respectively. Average prices increased to $87.62 from $47.81 per bbl and to $4.32 from $4.03 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Lease operations. Lease operating expense during the nine month period ended September 30, 2010 decreased to $214,850 from $276,414 due to fewer well repairs and workovers in the nine month period ended September 30, 2010.

Production taxes. Production taxes during the nine month period ended September 30, 2010 decreased to $44,960 from $45,633 for the nine month period ended September 30, 2009 due to lower revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2010 was $45,251. This was comparable to $46,610 for the nine month period ended September 30, 2009.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2010 decreased to $66,494 from $118,657 for the nine month period ended September 30, 2009 due to a lower amortizable base at September 30, 2010. The reduced amortizable base was due to the March 31, 2009 cost ceiling write-down.

Cost ceiling write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2010. There was a cost ceiling write-down of $1,667,687 at March 31, 2009 but none at June 30, 2009 nor September 30, 2009. The write-down was the result of lower oil and gas prices on that date.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2010, a 10% change in the price received for natural gas production would have had an approximate $55,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2009 annual report on internal control over financial reporting, and for the quarter ended September 30, 2010, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             November 15, 2010

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