Form 10-Q
period 2011-03-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2011-05-16
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011

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

    Yes [  ]    No [X]

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$902	$787
Accounts receivable, affiliate	88,647	105,112
Prepaid state taxes	1,863	1,398

Total current assets	91,412	107,297

Oil and gas properties at cost, full-cost method	15,485,932	15,484,546
Less accumulated depreciation, depletion and amortization	(13,797,374)	(13,780,582)

	1,688,558	1,703,964

Total assets	$1,779,970	$1,811,261

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$33,978	$34,644

Total current liabilities	33,978	34,644

Asset retirement obligation	384,770	381,223
Partners’ capital	1,361,222	1,395,394

Total liabilities and partners’ capital	$1,779,970	$1,811,261

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil sales	$9,408	$11,011
Gas sales	138,011	197,932
Interest income	642	11

Total revenues and other income	148,061	208,954

Expenses:
Lease operating expense	74,324	81,638
Production taxes	10,682	16,070
Administrative and general expense	6,887	10,959
Depreciation, depletion, and amortization	16,792	20,249
Asset retirement obligation accretion	3,547	3,725

Total expenses	112,232	132,641

Net income	$35,829	$76,313

Basic and diluted net income per partner interest (15,000 interests outstanding)	$2.39	$5.09

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and 2010

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$35,829	$76,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	16,792	20,249
Asset retirement obligation accretion	3,547	3,725
Changes in operating assets and liabilities:
Accounts receivable, affiliate	16,465	8,590
Prepaid state taxes	(465)	(896)
Accounts payable, affiliate	(666)	(951)

Net cash provided by operating activities	71,502	107,030

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,386)	(78)

Net cash used in investing activities	(1,386)	(78)

Cash flows from financing activities:
Cash distributions to partners	(70,001)	(100,000)

Net cash used in financing activities	(70,001)	(100,000)

Net increase in cash	115	6,952

Cash, beginning of period	787	8,726

Cash, end of period	$902	$15,678

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011

(Unaudited)

Partners’ Capital
Balance at December 31, 2010	$1,395,394

Cash distributions	(70,001)

Net income	35,829

Balance at March 31, 2011	$1,361,222

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down at March 31, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Balance, beginning of period	$381,223	$378,754
Liabilities reduced due to revisions	-	(11,503)
Accretion expense	3,547	13,972

Balance, end of period	$384,770	$381,223

5.	Related Party Transactions

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $57,434 at March 31, 2011.

During the three months ended March 31, 2011, the Partnership made cash distributions to the investor partners in the amount of $70,001 as compared to $100,000 for the three months ended March 31, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
Oil sales	$9,408	$11,011
Barrels produced	109	147
Average price/bbl	$86.31	$74.90

Gas sales	$138,011	$197,932
Mcf produced	31,731	37,486
Average price/mcf	$4.35	$5.28

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $61,524, a 29.4% decline, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Of this decrease, $3,280 and $25,031 were due to decreases in the volumes of oil and gas sold by 38 bbls and 5,755 mcf, respectively. These decreases were primarily due to normal declines in production. Also, $34,890 of the decrease was due to a decline in the average price of gas sold. The average price fell to $4.35 from $5.28 per mcf for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Those decreases were partially offset by an increase in revenue of $1,677 due to an increase in the average price of oil sold. The average price increased to $86.31 from $74.90 per bbl for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Lease operations. Lease operating expense during the three month period ended March 31, 2011 decreased to $74,324 from $81,638 due to fewer well repairs and workovers in the three month period ended March 31, 2011.

Production taxes. Production taxes during the three month period ended March 31, 2011 decreased to $10,682 from $16,070 for the three month period ended March 31, 2010 due to lower oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $6,887 for the three month period ended March 31, 2011 from $10,959 for the three month period ended March 31, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2011 decreased to $16,792 from $20,249 for the three month period ended March 31, 2010 due to the decreased production volumes for the three month period ended March 31, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2011, a 10% change in the price received for natural gas production would have had an approximate $14,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended March 31, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Date:             May 16, 2011

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