Form 10-Q
period 2011-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2011-08-15
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2011

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [   ]    No [X]

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash	$5,015	$787
Accounts receivable, affiliate	126,626	105,112
Prepaid state taxes	2,329	1,398

Total current assets	133,970	107,297

Oil and gas properties at cost, full-cost method	15,487,263	15,484,546
Less accumulated depreciation, depletion and amortization	(13,818,818)	(13,780,582)

	1,668,445	1,703,964

Total assets	$1,802,415	$1,811,261

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$42,691	$34,644

Total current liabilities	42,691	34,644

Asset retirement obligation	388,317	381,223
Partners’ capital	1,371,407	1,395,394

Total liabilities and partners’ capital	$1,802,415	$1,811,261

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011 and 2010 and

the six months ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$23,834	$20,904	$33,242	$31,915
Gas sales	182,082	189,661	320,093	387,593
Interest income	—	14	642	25

Total revenues and other income	205,916	210,579	353,977	419,533

Expenses:
Lease operating expense	65,666	67,205	139,990	148,843
Production taxes	14,026	15,593	24,708	31,663
Administrative and general expense	18,734	21,055	25,621	32,014
Depreciation, depletion, and amortization	21,444	24,825	38,236	45,074
Asset retirement obligation accretion	3,547	3,659	7,094	7,384

Total expenses	123,417	132,337	235,649	264,978

Net income	$82,499	$78,242	$118,328	$154,555

Basic and diluted net income per partner interest (15,000 interests outstanding)	$5.50	$5.22	$7.89	$10.30

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$118,328	$154,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	38,236	45,074
Asset retirement obligation accretion	7,094	7,384
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(21,514)	(347)
Prepaid state taxes	(931)	(1,362)
Accounts payable, affiliate	8,047	30,749

Net cash provided by operating activities	149,260	236,053

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,717)	(28,662)

Net cash used in investing activities	(2,717)	(28,662)

Cash flows from financing activities:
Cash distributions to partners	(142,315)	(197,181)

Net cash used in financing activities	(142,315)	(197,181)

Net increase in cash	4,228	10,210

Cash, beginning of period	787	8,726

Cash, end of period	$5,015	$18,936

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

Partners’ Capital
Balance at December 31, 2010	$1,395,394

Cash distributions	(142,315)

Net income	118,328

Balance at June 30, 2011	$1,371,407

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

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$381,223	$378,754
Liabilities reduced due to revisions	-	(11,503)
Accretion expense	7,094	13,972

Balance, end of period	$388,317	$381,223

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $91,279 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $142,315 as compared to $197,181 for the six months ended June 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011	2010
Oil sales	$23,834	$20,904
Barrels produced	236	183
Average price/bbl	$100.99	$114.23

Gas sales	$182,082	$189,661
Mcf produced	43,028	47,812
Average price/mcf	$4.23	$3.97

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,649, a 2.2% decline, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Of this decrease, $20,244 was due to a decrease in the volume of gas sold by 4,784 mcf. This decrease was primarily due to normal declines in production. Also, $2,423 of the decrease was due to a decline in the average price of oil sold. The average price fell to $100.99 from $114.23 per barrel for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Those decreases were partially offset by an increase in revenue of $12,665 due to an increase in the average price of gas sold. The average price increased to $4.23 from $3.97 per mcf for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The decrease was also partially offset by an increase in revenue of $5,353 due to an increase in the volume of oil sold by 53 barrels.

Lease operations. Lease operating expense during the three month period ended June 30, 2011 decreased to $65,666 from $67,205 for the three months ended June 30, 2010.

Production taxes. Production taxes during the three month period ended June 30, 2011 decreased to $14,026 from $15,593 for the three month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $18,734 for the three month period ended June 30, 2011 from $21,055 for the three month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2011 decreased to $21,444 from $24,825 for the three month period ended June 30, 2010 due to the decreased production volumes for the three month period ended June 30, 2011.

Results of Operations

For the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended June 30
	2011	2010
Oil sales	$33,242	$31,915
Barrels produced	345	330
Average price/bbl	$96.35	$96.71

Gas sales	$320,093	$387,593
Mcf produced	74,759	85,298
Average price/mcf	$4.28	$4.54

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $66,173, a 15.8% decline, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Of this decrease, $118 and $22,376 were due to decreases in the average prices of oil and gas sold, respectively. Average prices fell to $96.35 from $96.71 per bbl and to $4.28 from $4.54 per mcf for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Also, $45,124 was due to a decrease in the volume of gas sold by 10,539 mcf. The decrease in volume sold was primarily due to normal declines in production.

Those decreases were partially offset by an increase of $1,445 due to an increase in the volume of oil sold by 15 bbls.

Lease operations. Lease operating expense during the six month period ended June 30, 2011 decreased to $139,990 from $148,843 for the six months ended June 30, 2010.

Production taxes. Production taxes during the six month period ended June 30, 2011 decreased to $24,708 from $31,663 for the six month period ended June 30, 2010 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense decreased to $25,621 for the six month period ended June 30, 2011 from $32,014 for the six month period ended June 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2011 decreased to $38,236 from $45,074 for the six month period ended June 30, 2010 due to the decreased production volumes for the six month period ended June 30, 2011.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $32,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101

Body Text 2;The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:             August 15, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.