Form 10-Q
period 2011-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2011-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 333-57156

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Delaware	75-2926279
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	( Zip code)

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Page No.
Part 1 – Financial Information

Item 1. Financial Statements

Condensed Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	3

Condensed Statements of Operations (Unaudited) – For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4

Condensed Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2011 and 2010	5

Condensed Statement of Changes In Partners’ Capital (Unaudited) – For the nine months ended September 30, 2011	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II – Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I – Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash	$21,614	$787
Accounts receivable, affiliate	170,470	105,112
Prepaid state taxes	2,885	1,398

Total current assets	194,969	107,297

Oil and gas properties at cost, full-cost method	15,489,105	15,484,546
Less accumulated depreciation, depletion and amortization	(13,848,787)	(13,780,582)

Net oil and gas properties at cost, full-cost method	1,640,318	1,703,964

Total assets	$1,835,287	$1,811,261

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$36,741	$34,644

Total current liabilities	36,741	34,644

Asset retirement obligation	391,859	381,223

Partners’ capital	1,406,687	1,395,394

Total liabilities and partners’ capital	$1,835,287	$1,811,261

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

For the three months ended September 30, 2011 and 2010 and

the nine months ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues and other income:
Oil sales	$82,565	$13,733	$115,807	$45,648
Gas sales	229,863	165,860	549,956	553,453
Interest income	—	—	642	25

Total revenues and other income	312,428	179,593	666,405	599,126

Expenses:
Lease operating expense	60,859	66,007	200,849	214,850
Production taxes	19,095	13,297	43,803	44,960
Administrative and general expense	13,684	13,237	39,305	45,251
Depreciation, depletion, and amortization	29,969	21,420	68,205	66,494
Asset retirement obligation accretion	3,542	3,187	10,636	10,571

Total expenses	127,149	117,148	362,798	382,126

Net income	$185,279	$62,445	$303,607	$217,000

Basic and diluted net income per partner interest (15,000 interests outstanding)	$12.35	$4.16	$20.24	$14.47

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$303,607	$217,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	68,205	66,494
Asset retirement obligation accretion	10,636	10,571
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(65,358)	12,517
Prepaid state taxes	(1,487)	(1,828)
Accounts payable, affiliate	2,097	(1,322)

Net cash provided by operating activities	317,700	303,432

Cash flows from investing activities:
Purchase and development of oil and gas properties	(4,559)	(31,491)

Net cash used in investing activities	(4,559)	(31,491)

Cash flows from financing activities:
Cash distributions to partners	(292,314)	(277,259)

Net cash used in financing activities	(292,314)	(277,259)

Net increase (decrease) in cash	20,827	(5,318)

Cash, beginning of period	787	8,726

Cash, end of period	$21,614	$3,408

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$—	$(11,503)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

Partners’ Capital
Balance at December 31, 2010	$1,395,394

Cash distributions	(292,314)

Net income	303,607

Balance at September 30, 2011	$1,406,687

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$381,223	$378,754
Liabilities reduced due to revisions	—	(11,503)
Accretion expense	10,636	13,972

Balance, end of period	$391,859	$381,223

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $158,228 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $292,314 as compared to $277,259 for the nine months ended September 30, 2010. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011	2010
Oil sales	$82,565	$13,733
Barrels produced	944	191
Average price/bbl	$87.46	$71.90

Gas sales	$229,863	$165,860
Mcf produced	53,231	42,758
Average price/mcf	$4.32	$3.88

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $132,835, a 74.0% increase, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Of this increase, $65,860 and $45,225 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 753 barrels (bbls) and 10,473 thousand cubic feet (mcf) for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increases in volumes were primarily due to an overriding royalty interest in a well which became productive in 2011.

Additionally, there were increases of $2,972 and $18,778 due to increases in the average prices of oil and gas sold, respectively. The average prices increased to $87.46 from $71.90 per bbl and to $4.32 from $3.88 per mcf for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Lease operations. Lease operating expense during the three month period ended September 30, 2011 decreased to $60,859 from $66,007 for the three months ended September 30, 2010 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2011 increased to $19,095 from $13,297 for the three month period ended September 30, 2010 due to higher overall oil and gas revenue.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2011 increased to $29,969 from $21,420 for the three month period ended September 30, 2010 due to the increased production volumes for the three month period ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010
Oil sales	$115,807	$45,648
Barrels produced	1,289	521
Average price/bbl	$89.84	$87.62

Gas sales	$549,956	$553,453
Mcf produced	127,990	128,056
Average price/mcf	$4.30	$4.32

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $66,662, an 11.1% increase, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Of this increase, $68,999 was due to an increase in the volume of oil sold by 768 bbls, primarily due to an overriding royalty interest in a well which became productive in 2011. Also, $1,160 was due to an increase in the average price of oil sold. The average price rose to $89.84 from $87.62 per bbl for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Those increases were partially offset by a decrease of $3,213 due to a decline in the average price of gas sold. The average price declined to $4.30 from $4.32 per mcf for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2010. Additionally, there was a decrease of $284 due to a decline in the volume of gas sold by 66 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2011 decreased to $200,849 from $214,850 for the nine months ended September 30, 2010 due to fewer well repairs and workovers.

Administrative and general expense. Administrative and general expense decreased to $39,305 for the nine month period ended September 30, 2011 from $45,251 for the nine month period ended September 30, 2010 due to decreased administrative expenses allocable to the Partnership and lower general expenses for reporting costs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $67,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.