Form 10-K
period 2011-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2012-03-30
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

The Registrant engages primarily in oil and gas development and production and is not involved in any other industry segment. The Program is governed by a Drilling Program Agreement between the Registrant, MD and Mewbourne Oil Company (“MOC”), the program manager and a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of MD. MD does not make any capital contributions directly to the Registrant; rather, MD makes its capital contributions directly to the Program. See the financial statements in Item 8 of this report for a summary of the Registrant’s revenue, income and identifiable assets.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 30, 2012, MOC employed 273 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2011, a 10% change in the price received for oil and gas production would have had an approximate $86,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the years ended December 31, 2011 and 2010.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2011, the Registrant owned working interests in thirty-nine producing wells. The Registrant had no drilling activity for the years ended December 31, 2011 and 2010.

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

ITEM 4.	Mine Safety Disclosure

Not Applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

At March 30, 2012, the Registrant had 15,000 outstanding limited partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the limited partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners during the years ended December 31, 2011 and 2010 were $434,179 and $362,845, respectively.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 21.

Year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended December 31,
	2011	2010
Oil sales	$153,851	$51,087
Barrels produced	1,712	583
Average price/bbl	$89.87	$87.63

Gas sales	$702,510	$703,056
Mcf produced	169,665	166,588
Average price/mcf	$4.14	$4.22

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $102,218, a 13.6% increase, for the year ended December 31, 2011 as compared to year ended December 31, 2010.

Of this increase, $101,459 and $12,741 were due to increases in the volumes of oil and gas sold, respectively. Volumes sold increased by 1,129 barrels (bbls) and 3,077 thousand cubic feet (mcf) for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increases in volumes sold were from multiple wells, including a recent farmout. Also included in the rise in revenue was $1,305 due to an increase in the average price of oil sold to $89.87 from $87.63 per bbl.

These increases were partially offset by a decrease of $13,287 due to the decline in the average price of gas sold. The average price of gas sold fell to $4.14 from $4.22 per mcf for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Lease operations. Lease operating expense during the year ended December 31, 2011 decreased to $280,507 from $290,113 for the year ended December 31, 2010 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2011 were $56,671 and $56,650 during the year ended December 31, 2010. Due to production tax credits from horizontally drilled wells in 2011, production taxes did not rise in proportion with the change in revenue.

Administrative and general expenses. Administrative and general expenses decreased to $52,360 for the year ended December 31, 2011 from $55,300 for the year ended December 31, 2010 due to lower reporting and legal expenses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization increased to $90,469 for the year ended December 31, 2011 from $86,342 for the year ended December 31, 2010. The increase was primarily due to increased oil and gas production.

Liquidity and Capital Resources

Cash increased by $4,160 during the year ended December 31, 2011. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Balance, beginning of period	$381,223	$378,754
Liabilities reduced due to revisions	—	(11,503)
Accretion expense	14,178	13,972

Balance, end of period	$395,401	$381,223

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $179,305 and $178,467 for the years ended December 31, 2011 and 2010, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $28,557 and $28,352 were allocated to the Partnership during the years ended December 31, 2011 and 2010, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2011 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

Name	Age as of December 31, 2011	Position

Curtis W. Mewbourne	76	Chief Executive Officer

J. Roe Buckley	49	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	51	President and Chief Operating Officer

Alan Clark	59	Treasurer and Controller

Michael F. Shepard	65	Secretary and General Counsel

Dorothy M. Cuenod	51	Assistant Secretary and Director

Ruth M. Buckley	50	Assistant Secretary and Director

Julie M. Greene	48	Assistant Secretary and Director

Curtis W. Mewbourne, age 76, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 46 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 49, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 51, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 59, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 65, joined MOC in 1986 and serves as Secretary and General Counsel of MD. He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years. Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum. He received a Bachelor of Arts degree, magna cum laude, from the University of Massachusetts in 1976. Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 51 received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 50, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 48, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during 2011 and 2010:

	For the Years Ended December 31,
	2011	2010
Administrative and general expense, management fees (if applicable) and payment of well charges and supervision charges in accordance with standard industry operating agreements	$207,862	$206,819

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for 2011 and 2010 are set forth below:

	For the Years Ended December 31,
	2011	2010
Audit Fees	$25,084	$24,926

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

		The following are filed as part of this annual report:

		Report of Independent Registered Accounting Firm	19

		Balance sheets as of December 31, 2011 and 2010	20

		Statements of operations for the years ended December 31, 2011 and 2010	21

		Statements of changes in partners’ capital for the years ended December 31, 2011 and 2010	22

		Statements of cash flows for the years ended December 31, 2011 and 2010	23

		Notes to financial statements	24

	2.	Financial statement schedules

		Not required for smaller reporting companies

	3.	Exhibits

		The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

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

/s/ Curtis W. Mewbourne Curtis W. Mewbourne	Chief Executive Officer	March 30, 2012

/s/ J. Roe Buckley J. Roe Buckley	Chairman of the Board Chief Financial Officer	March 30, 2012

/s/ Kenneth S. Waits Kenneth S. Waits	President Chief Operating Officer	March 30, 2012

/s/ Alan Clark Alan Clark	Treasurer and Controller	March 30, 2012

/s/ Dorothy M. Cuenod Dorothy M. Cuenod	Director	March 30, 2012

/s/ Ruth M. Buckley Ruth M. Buckley	Director	March 30, 2012

/s/ Julie M. Greene Julie M. Greene	Director	March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to the Registrant’s security holders.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

As of and for the years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 01-A L.P. (Partnership) as of December 31, 2011 and 2010 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

March 30, 2012

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

Cash	$4,947	$787
Accounts receivable, affiliate	130,894	105,112
Prepaid state taxes	1,867	1,398

Total current assets	137,708	107,297

Oil and gas properties at cost, full-cost method	15,485,787	15,484,546
Less accumulated depreciation, depletion, amortization and impairment	(13,871,051)	(13,780,582)

	1,614,736	1,703,964

Total assets	$1,752,444	$1,811,261

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$33,010	$34,644

Total current liabilities	33,010	34,644

Asset retirement obligation	395,401	381,223

Partners’ capital	1,324,033	1,395,394

Total liabilities and partners’ capital	$1,752,444	$1,811,261

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010
Revenues and other income:
Oil sales	$153,851	$51,087
Gas sales	702,510	703,056
Interest income	642	25

Total revenues and other income	857,003	754,168

Expenses:
Lease operating expense	280,507	290,113
Production taxes	56,671	56,650
Administrative and general expense	52,360	55,300
Depreciation, depletion, and amortization	90,469	86,342
Asset retirement obligation accretion	14,178	13,972

Total expenses	494,185	502,377

Net income	$362,818	$251,791

Basic and diluted net income per partner interest (15,000 interests outstanding)	$24.19	$16.79

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2011 and 2010

Partners’ Capital

Balance at December 31, 2009	$1,506,448

Cash distributions	(362,845)
Net income	251,791

Balance at December 31, 2010	1,395,394

Cash distributions	(434,179)
Net income	362,818

Balance at December 31, 2011	$1,324,033

Distribution amount per partnership unit for the year ended December 31, 2010	$24.19

Distribution amount per partnership unit for the year ended December 31, 2011	$28.95

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$362,818	$251,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	90,469	86,342
Asset retirement obligation accretion	14,178	13,972
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(25,782)	33,654
Prepaid state taxes	(469)	1,293
Accounts payable, affiliate	(1,634)	(1,946)

Net cash provided by operating activities	439,580	385,106

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,241)	(30,200)

Net cash used in investing activities	(1,241)	(30,200)

Cash flows from financing activities:
Cash distributions to partners	(434,179)	(362,845)

Net cash used in financing activities	(434,179)	(362,845)

Net increase (decrease) in cash	4,160	(7,939)
Cash, beginning of period	787	8,726

Cash, end of period	$4,947	$787

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$—	$(11,503)

The accompanying notes are an integral part of the financial statements.

Mewbourne Energy Partners 01-A, L.P.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2011 and 2010, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the years ended December 31, 2011 and 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Balance, beginning of period	$381,223	$378,754
Liabilities reduced due to revisions	—	(11,503)
Accretion expense	14,178	13,972

Balance, end of period	$395,401	$381,223

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2011 and 2010, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2011 or 2010. The Partnership cannot ensure that such losses will not be realized in the future.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $1,594,708 and $1,679,683 at December 31, 2011 and 2010, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2011 or 2010, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $179,305 and $178,467 for the years ended December 31, 2011 and 2010, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $28,557 and $28,352 were allocated to the Partnership during the years ended December 31, 2011 and 2010, respectively.

The Partnership participates in oil and gas activities through a Drilling Program Agreement (the “Program”). The Partnership and MD are parties to the Program Agreement. The costs and revenues of the Program are allocated to MD and the Partnership as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	60%	40%
All other revenues	60%	40%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Operating costs, reporting and legal expenses, general and administrative expenses and all other costs	60%	40%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 30% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 30% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 30%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

4.	Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 were:

	2011	2010
Development	$1,241	$30,200

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$15,227,876	$15,226,635
Asset retirement obligation	257,911	257,911

Total capitalized cost	15,485,787	15,484,546
Accumulated depreciation, depletion, amortization and impairment	(13,871,051)	(13,780,582)

Net capitalized costs	$1,614,736	$1,703,964

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2011 and the twelve months ended December 31, 2010.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2011. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2011 and 2010.

	Crude Oil and Condensate (MBbl)	Natural Gas (MMcf)
Proved Reserves:
Balance at December 31, 2009 (1)	7	3,155

Revisions to previous estimates	—	4
Extensions, discoveries and other additions	1	45
Production	(1)	(167)

Balance at December 31, 2010 (1)	7	3,037

Revisions to previous estimates	11	186
Production	(2)	(170)

Balance at December 31, 2011 (1)	16	3,053

(1)	All of these reserves are categorized as proved developed.

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

10.3	Form of Operating Agreement (filed as Exhibit 10.3 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.