Form 10-Q
period 2012-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2012-08-14
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

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
Yes ☒          No☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

 Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.
Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$60	$4,947
Accounts receivable, affiliate	128,575	130,894
Prepaid state taxes	466	1,867
Total current assets	129,101	137,708

Oil and gas properties at cost, full-cost method	15,504,332	15,485,787
Less accumulated depreciation, depletion,
amortization and impairment	(13,922,245)	(13,871,051)
	1,582,087	1,614,736

Total assets	$1,711,188	$1,752,444

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$51,351	$33,010
Total current liabilities	51,351	33,010

Asset retirement obligation	412,795	395,401

Partners' capital	1,247,042	1,324,033

Total liabilities and partners' capital	$1,711,188	$1,752,444

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$75,418	$23,834	$105,512	$33,242
Gas sales	134,848	182,082	238,968	320,093
Interest income	-	-	-	642
Total revenues and other income	210,266	205,916	344,480	353,977

Expenses:
Lease operating expense	68,095	65,666	233,196	139,990
Production taxes	13,453	14,026	22,506	24,708
Administrative and general expense	18,902	18,734	28,310	25,621
Depreciation, depletion, and amortization	31,055	21,444	51,194	38,236
Asset retirement obligation accretion	3,783	3,547	7,525	7,094
Total expenses	135,288	123,417	342,731	235,649

Net income	$74,978	$82,499	$1,749	$118,328

Basic and diluted net income per
partner interest
(15,000 interests outstanding)	$5.00	$5.50	$0.12	$7.89

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,749	$118,328
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	51,194	38,236
Asset retirement obligation accretion	7,525	7,094
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,319	(21,514)
Prepaid state taxes	1,401	(931)
Accounts payable, affiliate	18,341	8,047
Net cash provided by operating activities	82,529	149,260

Cash flows from investing activities:
Purchase and development of oil and gas properties	(8,676)	(2,717)
Net cash used in investing activities	(8,676)	(2,717)

Cash flows from financing activities:
Cash distributions to partners	(78,740)	(142,315)
Net cash used in financing activities	(78,740)	(142,315)

Net increase (decrease) in cash	(4,887)	4,228
Cash, beginning of period	4,947	787

Cash, end of period	$60	$5,015

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$9,869	$-

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$1,324,033

Cash distributions	(78,740)

Net income	1,749

Balance at June 30, 2012	$1,247,042
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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Balance, begining of period	$395,401	$381,223
Liabilities incurred	9,869	-
Accretion expense	7,525	14,178
Balance, end of period	$412,795	$395,401

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $77,750 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $78,740 as compared to $142,315 for the six months ended June 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:
	Three Months Ended June 30,
	2012	2011
Oil sales	$75,418	$23,834
Barrels produced	860	236
Average price/bbl	$87.70	$100.99

Gas sales	$134,848	$182,082
Mcf produced	48,306	43,028
Average price/mcf	$2.79	$4.23

Oil and gas revenues.  As shown in the above table, total oil and gas sales rose by $4,350, a 2.1% increase, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this increase, $54,722 and $14,734 were due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 624 barrels (bbls) and 5,278 thousand cubic feet (mcf) for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increases in volumes were primarily due to farmouts in four wells which paid out in 2012. Now that these wells have been paid out, the Partnership will have an interest in the production and revenue of the wells in the future.

These increases were partially offset by $3,138 and $61,968 from declines in the average prices of oil and gas sold, respectively. The average prices fell to $87.70 from $100.99 per bbl and to $2.79 from $4.23 per mcf for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Lease operations.  Lease operating expense during the three month period ended June 30, 2012 increased to $68,095 from $65,666 for the three month period ended June 30, 2011 due to more well repairs and workovers.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2012 increased to $31,055 from $21,444 for the three month period ended June 30, 2011 due to the increased production volumes for the three month period ended June 30, 2012.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Six Months Months Ended June 30,
	2012	2011
Oil sales	$105,512	$33,242
Barrels produced	1,164	345
Average price/bbl	$90.65	$96.35

Gas sales	$238,968	$320,093
Mcf produced	86,092	74,759
Average price/mcf	$2.78	$4.28

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $8,855, a 2.5% decrease, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decrease, $1,969 and $112,582 were due to declines in the average prices of oil and gas sold, respectively. The average prices fell to $90.65 from $96.35 per barrel (bbl) and to $2.78 from $4.28 per thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

These decreases were partially offset by $74,239 and $31,457 due to increases in the volumes of oil and gas sold, respectively. The volumes sold increased by 819 bbls and 11,333 mcf for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increases in volumes were primarily due to farmouts in four wells which paid out in 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2012 increased to $233,196 from $139,990 for the six month period ended June 30, 2011 due to more well repairs and workovers.

Administrative and general expenses. Administrative and general expenses increased to $28,310 for the six months ended June 30, 2012 from $25,621 for the six months ended June 30, 2011 due to increased administrative expenses allocable to the Partnership and higher legal and reporting costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 increased to $51,194 from $38,236 for the six month period ended June 30, 2011 due to the increased production volumes for the six month period ended June 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $34,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.