Form 10-Q
period 2012-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2012-11-14
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash	$23,281	$4,947
Accounts receivable, affiliate	107,741	130,894
Prepaid state taxes	932	1,867
Total current assets	131,954	137,708

Oil and gas properties at cost, full-cost method	15,506,863	15,485,787
Less accumulated depreciation, depletion,
amortization and impairment	(13,949,459)	(13,871,051)
	1,557,404	1,614,736

Total assets	$1,689,358	$1,752,444

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$31,163	$33,010
Total current liabilities	31,163	33,010

Asset retirement obligation	416,578	395,401

Partners' capital	1,241,617	1,324,033

Total liabilities and partners' capital	$1,689,358	$1,752,444

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$21,778	$82,565	$127,290	$115,807
Gas sales	120,152	229,863	359,120	549,956
Interest income	—	—	—	642
Total revenues and other income	141,930	312,428	486,410	666,405

Expenses:
Lease operating expense	60,385	60,859	293,581	200,849
Production taxes	8,662	19,095	31,168	43,803
Administrative and general expense	12,311	13,684	40,621	39,305
Depreciation, depletion, and amortization	27,214	29,969	78,408	68,205
Asset retirement obligation accretion	3,783	3,542	11,308	10,636
Total expenses	112,355	127,149	455,086	362,798

Net income	$29,575	$185,279	$31,324	$303,607

Basic and diluted net income per
partner interest
(15,000 interests outstanding)	$1.97	$12.35	$2.09	$20.24

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$31,324	$303,607
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	78,408	68,205
Asset retirement obligation accretion	11,308	10,636
Plugging and abandonment cost paid from asset retirement obligation	—	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	23,153	(65,358)
Prepaid state taxes	935	(1,487)
Accounts payable, affiliate	(1,847)	2,097
Net cash provided by operating activities	143,281	317,700

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,207)	(4,559)
Net cash used in investing activities	(11,207)	(4,559)

Cash flows from financing activities:
Cash distributions to partners	(113,740)	(292,314)
Net cash used in financing activities	(113,740)	(292,314)

Net increase in cash	18,334	20,827
Cash, beginning of period	4,947	787

Cash, end of period	$23,281	$21,614

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$9,869	$—

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

Partners' Capital

Balance at December 31, 2011	$1,324,033

Cash distributions	(113,740)

Net income	31,324

Balance at September 30, 2012	$1,241,617

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At September 30, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$395,401	$381,223
Liabilities incurred	9,869	—
Accretion expense	11,308	14,178
Balance, end of period	$416,578	$395,401

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $100,791 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $113,740 as compared to $292,314 for the nine months ended September 30, 2011.  The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$21,778	$82,565
Barrels produced	235	944
Average price/bbl	$92.67	$87.46

Gas sales	$120,152	$229,863
Mcf produced	41,747	53,231
Average price/mcf	$2.88	$4.32

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $170,498, a 54.6% decrease, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decrease, $65,705 and $33,052 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 709 barrels (bbls) and 11,484 thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decreases in volumes were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $76,659 from a decline in the average price of gas sold. The average price fell to $2.88 from $4.32 per mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

These decreases were slightly offset by $4,918 from a rise in the average price of oil sold. The average price rose to $92.67 from $87.46 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $8,662 from $19,095 for the three month period ended September 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended September 30, 2012 decreased to $12,311 from $13,684 for the three month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 decreased to $27,214 from $29,969 for the three month period ended September 30, 2011 due to the decreased production volumes for the three month period ended September 30, 2012.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$127,290	$115,807
Barrels produced	1,399	1,289
Average price/bbl	$90.99	$89.84

Gas sales	$359,120	$549,956
Mcf produced	127,839	127,990
Average price/mcf	$2.81	$4.30

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $179,353, a 26.9% decrease, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decrease, $190,412 was due to a decline in the average price of gas sold. The average price fell to $2.81 from $4.30 per thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Also contributing to the decrease in revenue was $424 due to a decrease in the volume of gas sold. The volume sold decreased by 151 mcf for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in volume was primarily due to normal declines in production.

These decreases were partially offset by $10,009 due to an increase in the volume of oil sold. The volume sold increased by 110 barrels (bbls) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in volume was primarily due to farmouts in four wells which paid out in 2012. Now that these wells have been paid out, the Partnership will have an increased interest in the production and revenue of the wells in the future.

Also partially offsetting the overall decrease in revenue was $1,474 due to a rise in the average price of oil sold. The average price rose to $90.99 from $89.84 per bbl for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 increased to $293,581 from $200,849 for the nine month period ended September 30, 2011 due to more well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2012 decreased to $31,168 from $43,803 for the nine month period ended September 30, 2011 due to lower gas revenue.

Administrative and general expenses. Administrative and general expenses increased to $40,621 for the nine months ended September 30, 2012 from $39,305 for the nine months ended September 30, 2011 due to higher legal and reporting costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 increased to $78,408 from $68,205 for the nine month period ended September 30, 2011 due to the increased oil production volumes for the nine month period ended September 30, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $49,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.