Form 10-K
period 2012-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2013-04-01
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012

Or
☐ TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________to___________________

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX
Part I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosure
Part II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitive and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
Part IV
Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8K

SIGNATURES
INDEX TO EXHIBITS
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Report of Forrest A. Garb & Associates, Inc.

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC.  At April 1, 2013, MOC employed 315 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

Historically, the markets for oil and natural gas have been volatile and they are likely to continue to be volatile. Wide fluctuations in oil and natural gas prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond the Registrant’s control, including:

•	worldwide and domestic supplies of oil and natural gas;
•	weather conditions;
•	the level of consumer demand;
•	the price and availability of alternative fuels;
•	the proximity, accessibility and capacity of natural gas pipelines and other transportation facilities;
•	regional imbalances in supply and demand;
•	the price and level of foreign imports;
•	domestic and foreign governmental regulations and taxes;
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
•	political instability or armed conflict in oil-producing regions; and
•	overall domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $64,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the years ended December 31, 2012 and 2011.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells.  At December 31, 2012, the Registrant owned working interests in forty-three producing wells. The Registrant had no drilling activity for the years ended December 31, 2012 and 2011.

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

ITEM 4.                      Mine Safety Disclosure

Not  Applicable
PART II

ITEM 5.                      Market for Registrant’s Common Equity and Related Stockholder Matters

At April 1, 2013, the Registrant had 15,000 outstanding limited partnership interests held of record by 569 subscribers.  There is no established public or organized trading market for the limited partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.  Distributions made to partners during the years ended December 31, 2012 and 2011 were $188,813 and $434,179, respectively.

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

Year ended December 31, 2012 compared to the year ended December 31, 2011:
	Year Ended December 31,
	2012	2011
Oil sales	$157,047	$153,851
Barrels produced	1,755	1,712
Average price/bbl	$89.49	$89.87

Gas sales	$486,671	$702,510
Mcf produced	163,428	169,665
Average price/mcf	$2.98	$4.14

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $212,643, a 24.8% decrease, for the year ended December 31, 2012 as compared to year ended December 31, 2011.

Of this decrease, $652 and $197,266 were due to declines in the average prices of oil and gas sold, respectively. The average prices fell to $89.49 from $89.87 per barrel (bbl) and to $2.98 from $4.14 per thousand cubic feet (mcf) for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

In addition, revenues declined by $18,573 from a decrease in the volume of gas sold. The volume fell by 6,237 mcf for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in the volume sold was primarily due to normal declines in production.

These decreases were slightly offset by $3,848 from an increase in the volume of oil sold. The volume rose by 43 bbls for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Lease operations.  Lease operating expense during the year ended December 31, 2012 increased to $362,289 from $280,507 for the year ended December 31, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the year ended December 31, 2012 fell to $40,571 from $56,671 during the year ended December 31, 2011 due to lower overall oil and gas revenue.

Administrative and general expenses. Administrative and general expenses decreased to $51,956 for the year ended December 31, 2012 from $52,360 for the year ended December 31, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization rose to $100,950 for the year ended December 31, 2012 from $90,469 for the year ended December 31, 2011 due to an increase in the depreciation, depletion and amortization rate in 2012. This rate increase resulted from a decline in the reserves in 2012 due to lower prices.

Liquidity and Capital Resources

Cash increased by $12,576 during the year ended December 31, 2012.  Cash flows from operating activities were utilized primarily for cash distributions to partners.  All wells for which funds have been committed have been drilled.  Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales.  Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2012 and December 31, 2011 is as follows:
	December 31,	December 31,
	2012	2011
Balance, beginning of period	$395,401	$381,223
Liabilities incurred	9,869	—
Accretion expense	15,091	14,178
Balance, end of period	$420,361	$395,401

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred.  The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs.  These costs are referred to as operator charges and are standard and customary in the oil and gas industry.  Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $187,210 and $179,305 for the years ended December 31, 2012 and 2011, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $23,826 and $28,557 were allocated to the Partnership during the years ended December 31, 2012 and 2011, respectively.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, MD’s management conducted an evaluation, under the supervision and with the participation of MD’s principal executive officer and principal financial officer, of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, MD's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Registrant’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Registrant to disclose material information otherwise required to be set forth in the Registrant’s periodic reports.

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2012 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

	Age as of
	December 31,
Name	2012	Position

Curtis W. Mewbourne	77	Chief Executive Officer

J. Roe Buckley	50	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	52	President and Chief Operating Officer

Alan Clark	60	Treasurer and Controller

Michael F. Shepard	66	Secretary and General Counsel

Dorothy M. Cuenod	52	Assistant Secretary and Director

Ruth M. Buckley	51	Assistant Secretary and Director

Julie M. Greene	49	Assistant Secretary and Director

Curtis W. Mewbourne, age 77, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC.  He has operated as an independent oil and gas producer for the past 47 years.  Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957.  Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 50, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC.  Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer.  He received a Bachelor of Arts in Economics from Sewanee in 1984.  Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley.  He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 52, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 60, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC.  Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979.  Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment.  Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Michael F. Shepard, age 66, joined MOC in 1986 and serves as Secretary and General Counsel of MD.  He has practiced law exclusively in the oil and gas industry since 1979 and formerly was counsel with Parker Drilling Company and its Perry Gas subsidiary for seven years.  Mr. Shepard holds the Juris Doctor degree from the University of Tulsa where he received the National Energy Law and Policy Institute award as the outstanding graduate in the Energy Law curriculum.  He received a Bachelor of Arts degree, magna cum laude, from the University of Massachusetts in 1976.  Mr. Shepard is a member of the bar in Texas and Oklahoma.

Dorothy M. Cuenod, age 52 received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University.  Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC.  Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene.  She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 51, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University.  Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC.  Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene.  She is also the wife of J. Roe Buckley.

Julie M. Greene, age 49, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma.  Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC.  Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc.  Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley.  She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent
	Name of	Amount and	Percent
	Beneficial	Nature of	of
Title of Class	Owner	Beneficial Owner	Class
None	None	N/A	N/A

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

ITEM 13.                      Certain Relationships and Related Transactions

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates during 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$211,036	$207,862

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

ITEM 14.                      Principal Accountant Fees and Services

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for 2012 and 2011 are set forth below:

	For the Years Ended December 31,
	2012	2011
Audit Fees	$24,825	$25,084

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)           1.             Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Accounting Firm

Balance sheets as of December 31, 2012 and 2011

Statements of operations for the years ended December 31, 2012 and 2011

Statements of changes in partners’ capital for the years ended December 31, 2012 and 2011

Statements of cash flows for the years ended December 31, 2012 and 2011

Notes to financial statements

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

s/ Curtis W. Mewbourne	Chief Executive Officer	April 1, 2013
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	April 1, 2013

/s/ Kenneth S. Waits	President
Kenneth S. Waits	Chief Operating Officer	April 1, 2013

/s/ Alan Clark	Treasurer and Controller	April 1, 2013
Alan Clark

/s/ Dorothy M. Cuenod	Director	April 1, 2013
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	April 1, 2013
Ruth M. Buckley

/s/ Julie M. Greene	Director	April 1, 2013
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

As of and for the years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A, L.P. and to the Board of Directors of Mewbourne Development Corporation
Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 01-A, L.P. (Partnership) as of December 31, 2012 and 2011 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas
April 1, 2013

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Cash	$17,523	$4,947
Accounts receivable, affiliate	103,029	130,894
Prepaid state taxes	1,398	1,867
Total current assets	121,950	137,708

Oil and gas properties at cost, full-cost method	15,507,120	15,485,787
Less accumulated depreciation, depletion,
amortization and impairment	(13,972,001)	(13,871,051)
	1,535,119	1,614,736

Total assets	$1,657,069	$1,752,444

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$28,627	$33,010
Total current liabilities	28,627	33,010

Asset retirement obligation	420,361	395,401

Partners’ capital	1,208,081	1,324,033

Total liabilities and partners’ capital	$1,657,069	$1,752,444

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011
Revenues and other income:
Oil sales	$157,047	$153,851
Gas sales	486,671	702,510
Interest income	—	642
Total revenues and other income	643,718	857,003

Expenses:
Lease operating expense	362,289	280,507
Production taxes	40,571	56,671
Administrative and general expense	51,956	52,360
Depreciation, depletion, and amortization	100,950	90,469
Asset retirement obligation accretion	15,091	14,178
Total expenses	570,857	494,185

Net income	$72,861	$362,818

Basic and diluted net income per
partner interest (15,000 interests outstanding)	$4.86	$24.19

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2012 and 2011

Partners'
Capital

Balance at December 31, 2010	$1,395,394

Cash distributions	(434,179)
Net income	362,818

Balance at December 31, 2011	1,324,033

Cash distributions	(188,813)
Net income	72,861

Balance at December 31, 2012	$1,208,081

Distribution amount per partnership unit for the year ended December 31, 2011	$28.95

Distribution amount per partnership unit for the year ended December 31, 2012	$12.59

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$72,861	$362,818
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	100,950	90,469
Asset retirement obligation accretion	15,091	14,178
Changes in operating assets and liabilities:
Accounts receivable, affiliate	27,865	(25,782)
Prepaid state taxes	469	(469)
Accounts payable, affiliate	(4,383)	(1,634)
Net cash provided by operating activities	212,853	439,580

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,464)	(1,241)
Net cash used in investing activities	(11,464)	(1,241)

Cash flows from financing activities:
Cash distributions to partners	(188,813)	(434,179)
Net cash used in financing activities	(188,813)	(434,179)

Net increase in cash	12,576	4,160
Cash, beginning of period	4,947	787

Cash, end of period	$17,523	$4,947

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$9,869	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At December 31, 2012 and 2011, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the years ended December 31, 2012 and 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2012 and December 31, 2011 is as follows:
	December 31,	December 31,
	2012	2011
Balance, beginning of period	$395,401	$381,223
Liabilities incurred	9,869	—
Accretion expense	15,091	14,178
Balance, end of period	$420,361	$395,401

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry.  Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves.  The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership.  As of December 31, 2012 and 2011, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2012 or 2011. The Partnership cannot ensure that such losses will not be realized in the future.

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-partner sources and includes all changes in equity during a period except those resulting from investments by partners and distributions to partners. The Partnership has no items of comprehensive income, other than net income, in any period presented. Therefore, net income as presented in the statements of operations equals comprehensive income.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $1,511,591 and $1,594,708 at December 31, 2012 and 2011, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2012 or 2011, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred.  The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs.  These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $187,210 and $179,305 for the years ended December 31, 2012 and 2011, respectively.  Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $23,826 and $28,557 were allocated to the Partnership during the years ended December 31, 2012 and 2011, respectively.

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

4.           Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2012 and 2011 were:
	2012	2011
Development	$11,464	$1,241

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
Cost of oil and natural gas properties at year-end:
Producing assets - Proved properties	$15,239,340	$15,227,876
Asset retirement obligation	267,780	257,911
Total capitalized cost	15,507,120	15,485,787
Accumulated depreciation, depletion,
amortization and impairment	(13,972,001)	(13,871,051)
Net capitalized costs	$1,535,119	$1,614,736

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2012 and the twelve months ended December 31, 2011.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2012.  The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method.  All reserves are located onshore within the United States.  All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2012 and 2011.
	Crude Oil and
	Condensate	Natural Gas
Proved Reserves:	(MBbl)	(MMcf)
Balance at December 31, 2010 (1)	7	3,037

Revisions to previous estimates	11	186
Production	(2)	(170)
Balance at December 31, 2011 (1)	16	3,053

Revisions to previous estimates	(4)	(780)
Extensions, discoveries and other additions	2	91
Production	(2)	(163)
Balance at December 31, 2012 (1)	12	2,201
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

101
The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.