Form 10-Q
period 2013-06-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2013-08-14
CIK 1136529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to__________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$3,760	$17,523
Accounts receivable, affiliate	92,603	103,029
Prepaid state taxes	2,156	1,398
Total current assets	98,519	121,950

Oil and gas properties at cost, full-cost method	15,496,180	15,507,120
Less accumulated depreciation, depletion,
amortization and impairment	(14,008,175)	(13,972,001)
	1,488,005	1,535,119

Total assets	$1,586,524	$1,657,069

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$24,707	$28,627
Total current liabilities	24,707	28,627

Asset retirement obligation	411,365	420,361

Partners' capital	1,150,452	1,208,081

Total liabilities and partners' capital	$1,586,524	$1,657,069

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$27,402	$75,418	$36,501	$105,512
Gas sales	135,001	134,848	253,693	238,968
Total revenues	162,403	210,266	290,194	344,480

Expenses:
Lease operating expense	56,234	68,095	126,123	233,196
Production taxes	9,504	13,453	8,436	22,506
Administrative and general expense	15,782	18,902	27,291	28,310
Depreciation, depletion, and amortization	22,693	31,055	44,860	51,194
Asset retirement obligation accretion	3,783	3,783	7,566	7,525
Total expenses	107,996	135,288	214,276	342,731

Net income	$54,407	$74,978	$75,918	$1,749

Basic and diluted net income per
partner interest
(15,000 interests outstanding)	$3.63	$5.00	$5.06	$0.12

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$1,208,081

Cash distributions	(133,547)

Net income	75,918

Balance at June 30, 2013	$1,150,452

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$75,918	$1,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	44,860	51,194
Asset retirement obligation accretion	7,566	7,525
Plugging and abandonment cost paid from asset retirement obligation	(14,844)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	10,426	2,319
Prepaid state taxes	(758)	1,401
Accounts payable, affiliate	(3,920)	18,341
Net cash provided by operating activities	119,248	82,529

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	536	—
Purchase and development of oil and gas properties	—	(8,676)
Net cash provided by (used in) investing activities	536	(8,676)

Cash flows from financing activities:
Cash distributions to partners	(133,547)	(78,740)
Net cash used in financing activities	(133,547)	(78,740)

Net decrease in cash	(13,763)	(4,887)
Cash, beginning of period	17,523	4,947

Cash, end of period	$3,760	$60

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(1,718)	$9,869

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties.  At June 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool.  Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the six months ended June 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$420,361	$395,401
Liabilities incurred	—	9,869
Liabilities reduced due to plugging and abandonments	(16,562)	—
Accretion expense	7,566	15,091
Balance, end of period	$411,365	$420,361

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $73,812 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $133,547 as compared to $78,740 for the six months ended June 30, 2012.  The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$27,402	$75,418
Barrels produced	311	860
Average price/bbl	$88.11	$87.70

Gas sales	$135,001	$134,848
Mcf produced	31,792	48,306
Average price/mcf	$4.25	$2.79

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $47,863, a 22.8% decrease, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this decrease, $48,372 and $70,125 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 549 barrels (bbls) and 16,514 thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These decreases were partially offset by increases of $356 and $70,278 from increases in the average prices of oil and gas sold, respectively. The average prices rose to $88.11 from $87.70 per bbl and to $4.25 from $2.79 per mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 fell to $56,234 from $68,095 for the three month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 decreased to a benefit of $9,504 from $13,453 in expense for the three month period ended June 30, 2012 due to production tax credits and lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2013 decreased to $15,782 from $18,902 for the three month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $22,693 from $31,055 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$36,501	$105,512
Barrels produced	415	1,164
Average price/bbl	$87.95	$90.65

Gas sales	$253,693	$238,968
Mcf produced	64,504	86,092
Average price/mcf	$3.93	$2.78

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $54,286, a 15.8% decrease, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, $65,878 and $84,905 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 749 barrels (bbls) and 21,588 thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decrease in revenue was $3,133 from a decline in the average price of oil sold. The average price fell to $87.95 from $90.65 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These decreases were partially offset by $99,630 from a rise in the average price of gas sold. The average price rose to $3.93 from $2.78 per mcf for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 fell to $126,123 from $233,196 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $8,436 from $22,506 in expense for the six month period ended June 30, 2012 due to production tax credits and lower overall oil and gas revenue.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $44,860 from $51,194 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $29,000 impact on revenue.

3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1            Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2            Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1            Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2            Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101          The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2013

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.