Form 10-Q
period 2013-09-30
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2013-11-14
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2013 and 2012
and the nine months months ended September 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash	$879	$17,523
Accounts receivable, affiliate	96,758	103,029
Prepaid state taxes	2,449	1,398
Total current assets	100,086	121,950

Oil and gas properties at cost, full-cost method	15,526,653	15,507,120
Less accumulated depreciation, depletion,
amortization and impairment	(14,030,887)	(13,972,001)
	1,495,766	1,535,119

Total assets	$1,595,852	$1,657,069

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$39,866	$28,627
Total current liabilities	39,866	28,627

Asset retirement obligation	415,094	420,361

Partners' capital	1,140,892	1,208,081

Total liabilities and partners' capital	$1,595,852	$1,657,069

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the	For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$32,722	$21,778	$69,223	$127,290
Gas sales	120,289	120,152	373,982	359,120
Total revenues	153,011	141,930	443,205	486,410

Expenses:
Lease operating expense	73,994	60,385	200,117	293,581
Production taxes	7,882	8,662	16,318	31,168
Administrative and general expense	8,998	12,311	36,289	40,621
Depreciation, depletion, and amortization	22,965	27,214	67,825	78,408
Asset retirement obligation accretion	3,729	3,783	11,295	11,308
Total expenses	117,568	112,355	331,844	455,086

Net income	$35,443	$29,575	$111,361	$31,324

Basic and diluted net income per
partner interest
(15,000 interests outstanding)	$2.36	$1.97	$7.42	$2.09

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2013
(Unaudited)

Partners' Capital

Balance at December 31, 2012	$1,208,081

Cash distributions	(178,550)

Net income	111,361

Balance at September 30, 2013	$1,140,892

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$111,361	$31,324
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	67,825	78,408
Asset retirement obligation accretion	11,295	11,308
Plugging and abandonment cost paid from asset retirement obligation	(15,097)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	6,271	23,153
Prepaid state taxes	(1,051)	935
Accounts payable, affiliate	11,239	(1,847)
Net cash provided by operating activities	191,843	143,281

Cash flows from investing activities:
Purchase and development of oil and gas properties	(29,937)	(11,207)
Net cash used in investing activities	(29,937)	(11,207)

Cash flows from financing activities:
Cash distributions to partners	(178,550)	(113,740)
Net cash used in financing activities	(178,550)	(113,740)

Net increase (decrease) in cash	(16,644)	18,334
Cash, beginning of period	17,523	4,947

Cash, end of period	$879	$23,281

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(1,465)	$9,869

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

3.	Accounting for Oil and Gas Producing Activities

 The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the nine months ended September 30, 2013 or 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Balance, beginning of period	$420,361	$395,401
Liabilities incurred	—	9,869
Liabilities reduced due to plugging and abandonments	(16,562)	—
Accretion expense	11,295	15,091
Balance, end of period	$415,094	$420,361

5.	Related Party Transactions

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $60,220 at September 30, 2013.

During the nine months ended September 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $178,550 as compared to $113,740 for the nine months ended September 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $15,183,078, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013	2012
Oil sales	$32,722	$21,778
Barrels produced	332	235
Average price/bbl	$98.56	$92.67

Gas sales	$120,289	$120,152
Mcf produced	33,327	41,747
Average price/mcf	$3.61	$2.88

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $11,081, a 7.8% rise, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Of this increase, $1,384 and $30,528 were due to rises in the average prices of oil and gas sold, respectively. The average price increased to $98.56 from $92.67 per barrel (bbl) and to $3.61 from $2.88 per thousand cubic feet (mcf) for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Also contributing to the increase was $9,560 due to a rise in the volume of oil sold. The volume rose by 97 bbls for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

These increases were partially offset by a decrease of $30,391 from a decline in the volume of gas sold. The volume fell by 8,420 mcf for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Lease operations. Lease operating expense during the three month period ended September 30, 2013 rose to $73,994 from $60,385 for the three month period ended September 30, 2012 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2013 decreased to $7,882 from $8,662 for the three month period ended September 30, 2012 due to production tax credits for the three month period ended September 30, 2013.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2013 decreased to $8,998 from $12,311 for the three month period ended September 30, 2012 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2013 decreased to $22,965 from $27,214 for the three month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

Results of Operations

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
Oil sales	$69,223	$127,290
Barrels produced	747	1,399
Average price/bbl	$92.67	$90.99

Gas sales	$373,982	$359,120
Mcf produced	97,831	127,839
Average price/mcf	$3.82	$2.81

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $43,205, a 8.9% decline, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Of this decrease, $60,420 and $114,713 were due to declines in the volumes of oil and gas sold, respectively. The volume fell by 652 barrels (bbls) and 30,008 thousand cubic feet (mcf) for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

These decreases were partially offset by $2,353 and $129,575 due to a rise in the average prices of oil and gas sold, respectively. The average price increased to $92.67 from $90.99 per bbl and to $3.82 from $2.81 per mcf for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Lease operations. Lease operating expense during the nine month period ended September 30, 2013 decreased to $200,117 from $293,581 for the nine month period ended September 30, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2013 decreased to $16,318 from $31,168 for the nine month period ended September 30, 2012 due to lower oil revenue and production tax credits.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2013 decreased to $36,289 from $40,621 for the nine month period ended September 30, 2012 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2013 decreased to $67,825 from $78,408 for the nine month period ended September 30, 2012. This was due to the net decrease in oil and gas production.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $44,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended September 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 01-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 14, 2013

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

