Form 10-K
period 2013-12-31
MEWBOURNE ENERGY PARTNERS 01-A LP
filed 2014-03-31
CIK 1136529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013

Or
☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ___________________________

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

The Registrant does not have any employees of its own. MD is responsible for all management functions. Mewbourne Oil Company (“MOC”), a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. At March 31, 2014, MOC employed 356 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that can be produced economically and, as a result, could have a material adverse effect on the Registrant’s financial condition, results of operations and reserves. For the year ended December 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $61,000 impact on revenue.

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

The Registrant’s ceiling test calculations indicated no impairment of oil and natural gas properties during the years ended December 31, 2013 and 2012.

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

Fractional working interests in developmental oil and gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and gas wells. At December 31, 2013, the Registrant owned working interests in forty-two producing wells. The Registrant had no drilling activity for the years ended December 31, 2013 and 2012.

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

At March 31, 2014, the Registrant had 15,000 outstanding limited partnership interests held of record by 569 subscribers. There is no established public or organized trading market for the partner interests.

Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners during the years ended December 31, 2013 and 2012 were $230,413 and $188,813, respectively.

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

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the financial statements and the related notes to the financial statements, which begin on page 20.

Year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,
	2013	2012
Oil sales	$112,593	$157,047
Barrels produced	1,204	1,755
Average price/bbl	$93.52	$89.49

Gas sales	$499,016	$486,671
Mcf produced	128,124	163,428
Average price/mcf	$3.89	$2.98

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $32,109, a 5.0% decrease, for the year ended December 31, 2013 as compared to year ended December 31, 2012.

Of this decrease, $51,527 and $137,502 were due to decreases in the volumes of oil and gas sold, respectively. Volumes fell by 551 barrels (bbls) and 35,304 thousand cubic feet (mcf) for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

These decreases were partially offset by increases of $7,073 and $149,847 due to increases in the average prices of oil and gas sold, respectively. The average prices rose to $93.52 from $89.49 per bbl and to $3.89 from $2.98 per mcf for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Lease operations. Lease operating expense during the year ended December 31, 2013 decreased to $260,097 from $362,289 for the year ended December 31, 2012 due to fewer well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2013 fell to $26,434 from $40,571 during the year ended December 31, 2012 due to lower overall oil and gas revenue and production tax credits.

Administrative and general expenses. Administrative and general expenses decreased to $46,422 for the year ended December 31, 2013 from $51,956 for the year ended December 31, 2012 due to decreased administrative expenses allocable to the Partnership and lower reporting and legal fees.

Depreciation, depletion and amortization. Depreciation, depletion and amortization fell to $89,893 for the year ended December 31, 2013 from $100,950 for the year ended December 31, 2012 due to lower oil and gas production.

Liquidity and Capital Resources

Cash decreased by $14,866 during the year ended December 31, 2013. Cash flows from operating activities were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and gas sales. Revenues which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012

Balance, beginning of period	$420,361	$395,401
Liabilities incurred	—	9,869
Liabilities reduced due to plugging and abandonments	(16,562)	—
Accretion expense	15,003	15,091
Balance, end of period	$418,802	$420,361

Organization and Related Party Transactions

The Partnership was organized on February 23, 2001 in accordance with the laws of the state of Delaware. MD, a Delaware Corporation, has been appointed as the Registrant’s managing general partner. MD has no significant equity interest in the Registrant. MOC is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $172,593 and $187,210 for the years ended December 31, 2013 and 2012, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $21,044 and $23,826 were allocated to the Partnership during the years ended December 31, 2013 and 2012, respectively.

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

(b) MD Management’s Annual Report on Internal Control Over Financial Reporting

MD’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2013. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2013 or in other factors which have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting.

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

	Age as of
	December 31,
Name	2013	Position

Curtis W. Mewbourne	78	Chief Executive Officer

J. Roe Buckley	51	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	53	President and Chief Operating Officer

Alan Clark	61	Treasurer and Controller

Dorothy M. Cuenod	53	Assistant Secretary and Director

Ruth M. Buckley	52	Assistant Secretary and Director

Julie M. Greene	50	Assistant Secretary and Director

Curtis W. Mewbourne, age 78, formed Mewbourne Holdings, Inc. in 1965 and serves as Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC. He has operated as an independent oil and gas producer for the past 48 years. Mr. Mewbourne received a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma in 1957. Mr. Mewbourne is the father of Dorothy M. Cuenod, Ruth M. Buckley, and Julie M. Greene and the father-in-law of J. Roe Buckley.

J. Roe Buckley, age 51, joined Mewbourne Holdings, Inc. in July, 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is the son-in-law of Curtis W. Mewbourne and is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 53, President and Chief Operating Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined the company following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December, 1983. He currently manages all of MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Alan Clark, age 61, joined MOC in 1979 and serves as Treasurer and Controller of both MD and MOC. Prior to joining MOC, Mr. Clark was employed by Texas Oil and Gas Corporation as Assistant Supervisor of joint interest accounting from 1976 to 1979. Mr. Clark has served in several accounting/finance positions with MOC prior to his current assignment. Mr. Clark received a Bachelor of Business Administration from the University of Texas at Arlington.

Dorothy M. Cuenod, age 53 received a Bachelor of Arts degree in Art History from The University of Texas and a Masters of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the daughter of Curtis W. Mewbourne and is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 52, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 50, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the daughter of Curtis W. Mewbourne and is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial owners of more than five percent as of March 31, 2014

Class of	Name and Address of	Amount and Nature of	Percent of Limited
Ownership	Beneficial Owner	Beneficial Owner	Partnership Interests
Limited	Mewbourne Development Corp	879 Limited	5.86%
Partnership	3901 S. Broadway	Partnership Interests
Interest	Tyler, TX 75701

Of the number of interests in column 3, none are interests with respect to which such listed beneficial owner has the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) under the Exchange Act.

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

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2013 and 2012:

	2013	2012
Administrative and general expense, management
fees (if applicable) and payment of well charges
and supervision charges in accordance with
standard industry operating agreements	$193,637	$211,036

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

The Partnership has retained BDO USA, LLP as their independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2013 and 2012 are set forth below:

	2013	2012
Audit Fees	$25,500	$24,825

PART IV

ITEM 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Accounting Firm

Balance sheets as of December 31, 2013 and 2012

Statements of operations for the years ended December 31, 2013 and 2012

Statements of changes in partners’ capital for the years ended December 31, 2013 and 2012

Statements of cash flows for the years ended December 31, 2013 and 2012

Notes to financial statements

	2.	Financial statement schedules

Not required for smaller reporting companies

	3.	Exhibits

The exhibits listed on the accompanying index are filed or incorporated by reference as part of this annual report.

(b)	Reports on Form 8-K

None

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

/s/ Curtis W. Mewbourne	Chief Executive Officer	March 31, 2014
Curtis W. Mewbourne

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2014

/s/ Kenneth S. Waits	President
Kenneth S. Waits	Chief Operating Officer	March 31, 2014

/s/ Alan Clark	Treasurer and Controller	March 31, 2014
Alan Clark

/s/ Dorothy M. Cuenod	Director	March 31, 2014
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2014
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2014
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

As of and for the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Partners of Mewbourne Energy Partners 01-A, L.P. and to the Board of Directors of Mewbourne Development Corporation

Tyler, Texas

We have audited the accompanying balance sheets of Mewbourne Energy Partners 01-A, L.P. (Partnership) as of December 31, 2013 and 2012 and the related statements of operations, changes in partners’ capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO USA, LLP

Dallas, Texas

March 31, 2014

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Cash	$2,657	$17,523
Accounts receivable, affiliate	118,226	103,029
Prepaid state taxes	879	1,398
Total current assets	121,762	121,950

Oil and gas properties at cost, full-cost method	15,509,096	15,507,120
Less accumulated depreciation, depletion,
amortization and impairment	(14,052,955)	(13,972,001)
	1,456,141	1,535,119

Total assets	$1,577,903	$1,657,069

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$7,673	$28,627
Total current liabilities	7,673	28,627

Asset retirement obligation	418,802	420,361

Partners' capital	1,151,428	1,208,081

Total liabilities and partners' capital	$1,577,903	$1,657,069

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
Revenues:	2013	2012
Oil sales	$112,593	$157,047
Gas sales	499,016	486,671
Total revenues	611,609	643,718

Expenses:
Lease operating expense	260,097	362,289
Production taxes	26,434	40,571
Administrative and general expense	46,422	51,956
Depreciation, depletion, and amortization	89,893	100,950
Asset retirement obligation accretion	15,003	15,091
Total expenses	437,849	570,857

Net income	$173,760	$72,861

Basic and diluted net income per
partner interest (15,000 interests outstanding)	$11.58	$4.86

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the years ended December 31, 2013 and 2012

Partners'
Capital
Balance at December 31, 2011	$1,324,033

Cash distributions	(188,813)
Net income	72,861

Balance at December 31, 2012	1,208,081

Cash distributions	(230,413)
Net income	173,760

Balance at December 31, 2013	$1,151,428

Distribution amount per partnership unit for the year ended December 31, 2012	$12.59

Distribution amount per partnership unit for the year ended December 31, 2013	$15.36

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
Cash flows from operating activities:	2013	2012
Net income	$173,760	$72,861
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	89,893	100,950
Asset retirement obligation accretion	15,003	15,091
Plugging and abandonment cost paid from asset retirement obligation	(15,097)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(15,197)	27,865
Prepaid state taxes	519	469
Accounts payable, affiliate	(20,954)	(4,383)
Net cash provided by operating activities	227,927	212,853

Cash flows from investing activities:
Purchase and development of oil and gas properties	(12,380)	(11,464)
Net cash used in investing activities	(12,380)	(11,464)

Cash flows from financing activities:
Cash distributions to partners	(230,413)	(188,813)
Net cash used in financing activities	(230,413)	(188,813)

Net increase (decrease) in cash	(14,866)	12,576
Cash, beginning of period	17,523	4,947
Cash, end of period	$2,657	$17,523

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(1,465)	$9,869

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

The Program’s sole business is the development and production of oil and gas. A substantial portion of the Program’s gas production is being sold regionally in the spot market. Due to the highly competitive nature of the spot market, prices are subject to seasonal and regional pricing fluctuations. In addition, such spot market sales are generally short-term in nature and are dependent upon obtaining transportation services provided by pipelines. The prices received for the Program’s oil and gas are subject to influences such as global consumption and supply trends.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At December 31, 2013 and 2012, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs during the years ended December 31, 2013 and 2012.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the years ended December 31, 2013 and December 31, 2012 is as follows:

	2013	2012
Balance, beginning of period	$420,361	$395,401
Liabilities incurred	—	9,869
Liabilities reduced due to plugging and abandonments	(16,562)	—
Accretion expense	15,003	15,091
Balance, end of period	$418,802	$420,361

Oil and Gas Sales

The Program’s oil and condensate production is sold and revenue recognized at or near the Program’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of gas applicable to the Program’s interest are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Program’s interest in gas reserves. The Partnership uses the sales method to recognize oil and gas revenue whereby revenue is recognized for the amount of production taken regardless of the amount for which the Partnership is entitled based on its working interest ownership. As of December 31, 2013 and 2012, no material gas imbalances between the Partnership and other working interest owners existed.

Substantially all of the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded in 2013 or 2012. The Partnership cannot ensure that such losses will not be realized in the future.

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

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements. The Partnership’s financial reporting basis of its net assets exceeded the tax basis of its net assets by $1,441,549 and $1,511,591 at December 31, 2013 and 2012, respectively.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2013 or 2012, the Partnership did not accrue for any interest or penalties.

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well on which the costs were incurred. The Partnership will be charged their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as Operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts accrued for and paid to MOC for operator charges totaled $172,593 and $187,210 for the years ended December 31, 2013 and 2012, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $21,044 and $23,826 were allocated to the Partnership during the years ended December 31, 2013 and 2012, respectively.

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

4. Supplemental Oil and Gas Information (unaudited):

The tables presented below provide supplemental information about oil and natural gas exploration and production activities.

Costs Incurred and Capitalized Costs:

Costs incurred in oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2013 and 2012 were:

	2013	2012
Development	$12,380	$11,464

Capitalized costs related to oil and natural gas acquisition, exploration and development activities for the years ended December 31, 2013 and 2012 were as follows:

Cost of oil and natural gas properties at year-end:
	2013	2012
Producing assets - Proved properties	$15,251,720	$15,239,340
Asset retirement obligation	257,376	267,780
Total capitalized cost	15,509,096	15,507,120
Accumulated depreciation, depletion,
amortization and impairment	(14,052,955)	(13,972,001)
Net capitalized costs	$1,456,141	$1,535,119

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

These reserve estimates have been prepared using projected costs and the average first-of-the-month natural gas and oil prices for the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012.

There have been no favorable or adverse events that have caused a significant change in estimated proved reserves since December 31, 2013. The Partnership has no long-term supply agreements or contracts with governments or authorities in which it acts as producer nor does it have any interest in oil and gas operations accounted for by the equity method. All reserves are located onshore within the United States. All proved reserves are developed; therefore, the Partnership has no proved undeveloped properties for the years ended December 31, 2013 and 2012.

	Crude Oil and
	Condensate	Natural Gas
Proved Reserves:	(MBbl)	(MMcf)
Balance at December 31, 2011 (1)	16	3,053

Revisions to previous estimates	(4)	(780)
Extensions, discoveries and other additions	2	91
Production	(2)	(163)
Balance at December 31, 2012 (1)	12	2,201

Revisions to previous estimates	(2)	(177)
Extensions, discoveries and other additions	3	15
Production	(1)	(128)
Balance at December 31, 2013 (1)	12	1,911

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

MEWBOURNE ENERGY PARTNERS 01-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

4.1.2	Amendment to Agreement of Partnership (filed as Exhibit 4.1.2 to Form 10-K, filed March 2002)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

10.4	Form of Operating Agreement (filed as Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-57156 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

99.1	Report of Forrest A. Garb & Associates, Inc.

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.

